Form 10-K
period 1993-12-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1994-03-31
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K

            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1993

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                  For the transition period from       to

                          Commission File No.  33-15551

                         POLARIS AIRCRAFT INCOME FUND IV

                       (A California Limited Partnership)
             (Exact name of registrant as specified in its charter)


               California                    94-3039169
     (State or other jurisdiction of   (IRS Employer I.D. No.)
     incorporation or organization)

Four Embarcadero Center, San Francisco, California          94111-4146
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:     (415) 362-0333

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1993.

                   Documents incorporated by reference:  None

                       This document consists of 41 pages.

                                     PART I


Item 1.   Business

The principal objectives of Polaris Aircraft Income Fund IV (PAIF-IV or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-IV was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

PAIF-IV has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and GE Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft leasing programs sponsored by them. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2, on page 4. The following table describes the material terms of the Partnership's leases to American Trans Air, Inc. (ATA) and Continental Airlines, Inc. (Continental) as of December 31, 1993:

                                                    Number of          Lease
             Lessee            Aircraft Type        Aircraft         Expiration                 Renewal Options
             ATA                   B727-200A            1             2/00 (1)         up to three one-year periods (3)
                                   B727-200A            1             3/00 (1)         up to three one-year periods (3)

             Continental           B727-200             5             4/94 (2)                       none
                                   DC-9-30              5             6/96 (2)                       none

(1) These aircraft were formerly leased to USAir, Inc. (USAir) through December 1992. The lease rate is approximately 45% of the prior lease rate. The lease includes an eleven month rent abatement period, beginning on the delivery dates in February and March 1993. The ATA lease also specifies that the Partnership incur certain maintenance costs not to exceed approximately $817,000 and, in addition, the Partnership may finance certain aircraft hushkits at an estimated cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. As part of the lease transaction, ATA transferred unencumbered title to two of its Boeing

     727-100 aircraft to the Partnership in April and May 1993. One of the aircraft was sold as discussed in Item 7 and the Partnership is remarketing the second aircraft for sale or lease.

(2) The Continental leases were modified in 1991; the leases for the Boeing 727-200 aircraft were extended for ten months beyond the initial lease expiration date in June 1993 at approximately 55% of the original lease rates. Continental may terminate the leases for these aircraft at the earlier of April 1994 or 60,000 cycles. The leases for the DC-9-30 aircraft were extended for 36 months beyond the initial lease expiration date in June 1993 at approximately 79% of the original lease rates. The Partnership also agreed to pay for certain aircraft maintenance, modification and refurbishment costs, expected not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms.


(3) The rental rate during the renewal term remains the same as the current rate.

The Partnership also owns one Boeing 737-200 and one Boeing 737-200 Advanced aircraft formerly leased to Britannia Airways Limited (Britannia), one Boeing 737-200 and three Boeing 737-200 Advanced aircraft formerly leased to Thomson Overseas Finance N.V. (T.O.F.) and subleased to Britannia, and two Boeing 727-100 aircraft transferred from ATA as part of the ATA lease transaction (Item 7). The four Boeing 737-200 Advanced aircraft were re-leased to various lessees in February 1994 and one of the Boeing 727-100 aircraft was sold in February 1994
as discussed in Item 7.   In addition, fourteen Boeing 727-100F aircraft were
sold to Emery Aircraft Leasing Corporation (Emery) in 1993 (Item 7).

Approximately 700 commercial aircraft are currently available for sale or lease. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize, liquidate assets or file for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft and aircraft inventory, which resulted in an increase in depreciation expense in 1993, 1992 and 1991, as discussed in Note 3 to the financial statements of the Form 10-K (Item 8). A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-100   The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727-100 is a short to medium range jet carrying approximately 125 passengers on trips of up to 1,500 miles. The operating characteristics of the aircraft, as well as the cost of aging aircraft and corrosion control Airworthiness Directives (ADs), have significantly reduced the possibility of re-leasing this type of aircraft.

Boeing 727-100 Freighter   The Boeing 727 was the first tri-jet introduced into
commercial service. The Boeing 727-100F is a short to medium range jet which has been converted to carry freight on trips of up to 1,500 miles. The high cost of complying with Aging Aircraft and Corrosion ADs have contributed to a general decline in the market demand for this aircraft. Additionally, the demand for Boeing 727-100 Freighter aircraft is diminishing as major freight operators look to larger, more efficient aircraft to meet future requirements.

Boeing 727-200 and Boeing 727-200 Advanced   The Boeing 727 was the first
tri-jet introduced into commercial service. The Boeing 727 is a short to medium range jet used for trips of up to 1,500 miles. The Boeing 727-200 aircraft was introduced in 1967 and 299 were built between 1967 and 1972. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity. Noise suppression hardware, commonly known as a "hushkit," has been developed which, when installed on the aircraft, bring the Boeing 727-200 and the Boeing 727-200 Advanced into compliance with Federal Aviation Administration (FAA) Stage 3 noise limits as discussed in the Industry Update section of Item 7. The cost of the hushkit is approximately $1.75 million for the Boeing 727-200 aircraft and approximately $2.5 million for the Boeing 727-200 Advanced aircraft. However, while technically feasible, hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion. Demand for Boeing 727-200 aircraft is currently very soft due to the general oversupply of narrowbody aircraft.

Boeing 737-200 and Boeing 737-200 Advanced   The Boeing 737-200 aircraft was
introduced in 1967 and 950 were delivered from 1967 through 1971. In 1971, Boeing introduced the Boeing 737-200 Advanced model, a higher gross weight aircraft with increased fuel capacity as compared to its predecessor, the non-advanced model. This two engine, two pilot aircraft provides operators with 107 to 120 seats, meeting their requirements for economical lift in the 1,100 nautical mile range. A domestic company is selling hushkits which bring Boeing 737s into compliance with Stage 3 noise restrictions at a cost of approximately $3.0 million per aircraft. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, is currently soft.

McDonnell Douglas DC-9-30   The McDonnell Douglas DC-9-10, a short to medium
range twin-engine jet, was introduced in 1965. The DC-9-30, which is a stretched version of the DC-9-10, was introduced in 1967. This model offered improved performance when carrying heavier loads. Over 970 DC-9 aircraft were produced and there are approximately 56 operators worldwide. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits at a cost of approximately $1.6 million are available to bring these aircraft into compliance with Stage 3 requirements. The market for this type of aircraft is currently soft.

It is expected that the FAA will continue to propose and adopt ADs similar to those discussed above for the Boeing 737s and Boeing 727s, which will require modifications at some point in the future to prevent fatigue cracks and control corrosion. Likewise demand, and hence value, of the aircraft may be diminished to the extent that the costs of bringing DC-9 aircraft into compliance with any ADs reduces the economic efficiency of operating these aircraft.

The general partner believes that the current soft market reflects, in addition to the factors cited above, the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification.


Item 2.   Properties

PAIF-IV owns five McDonnell Douglas DC-9-30 and five Boeing 727-200 aircraft leased to Continental, two Boeing 727-200 Advanced aircraft leased to ATA, one Boeing 737-200 and one Boeing 737-200 Advanced aircraft formerly leased to Britannia, one Boeing 737-200 and three Boeing 737-200 Advanced aircraft formerly leased to T.O.F. (and subleased to Britannia), and two Boeing 727-100 aircraft transferred from ATA as part of the ATA lease transaction (Item 7), one of which was sold in February 1994. Fourteen Boeing 727-100 Freighter aircraft were sold to Emery in 1993 (Item 7). The four Boeing 737-200 Advanced aircraft, formerly leased or sub-leased to Britannia, were re-leased to various lessees in February 1994 (Item 7). The table below describes the Partnership's aircraft portfolio in greater detail:

                                                               Cycles
                                                Year of    As of 10/31/93
Aircraft Type                  Serial Number  Manufacture       (1)

Boeing 727-100                    18805          1967          44,985 (2)
Boeing 727-100                    19153          1967          32,254
Boeing 727-200                    19513          1968          56,765
Boeing 727-200                    19797          1968          56,739
Boeing 727-200                    19801          1968          56,748
Boeing 727-200                    20387          1970          52,976
Boeing 727-200                    20464          1972          47,224
Boeing 727-200A                   22001          1980          22,876
Boeing 727-200A                   22983          1982          19,450
Boeing 737-200                    19711          1969          38,840
Boeing 737-200                    20236          1969          39,673
Boeing 737-200A                   20807          1974          29,183
Boeing 737-200A                   21335          1977          24,088
Boeing 737-200A                   21336          1977          24,256
Boeing 737-200A                   21694          1978          22,930
McDonnell Douglas DC-9-30         45791          1968          59,016
McDonnell Douglas DC-9-30         47111          1967          61,922
McDonnell Douglas DC-9-30         47112          1967          61,983
McDonnell Douglas DC-9-30         47521          1971          48,321
McDonnell Douglas DC-9-30         47524          1971          48,304


(1) Cycle information as of 12/31/93 is not yet available.
(2) Aircraft sold in February 1994.


Item 3.   Legal Proceedings

Continental - On August 23, 1991, the court overseeing Continental's bankruptcy case approved the negotiated agreement reached by Continental and the Partnership as discussed in Note 6 to the financial statements of the 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K) (Item 8). The Bankruptcy Court retains jurisdiction over Continental for the purpose of approving the terms of a stipulated settlement in which Continental would continue to operate certain of the Partnership's aircraft under lease.

Prudential Securities Incorporated (Prudential) Settlement - On October 21, 1993, the U.S. Securities and Exchange Commission announced a settlement with Prudential of an administrative proceeding alleging violations of the anti-fraud provisions of the federal securities laws. It is our understanding that, in connection with this settlement, Prudential has agreed to establish certain claim resolution procedures and expedited arbitration procedures for persons with claims against Prudential arising from their purchase of various limited partnership interests through Prudential. Information regarding the Prudential settlement and claims procedures may be obtained by calling toll-free 1-800-774-0700.


Other Proceedings   Item 10 discusses certain actions which have been filed
against the general partner in connection with certain public offerings, including that of the Partnership.


Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

a) PAIF-IV's units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depositary IV on behalf of the Partnership's investors (Unit Holders). Currently there is no market for PAIF-IV's Units and it is unlikely that any market will develop.

b) Number of Security Holders:

                                                    Number of Record Holders
                Title of Class                       as of December 31, 1993


     Limited Partnership Interest:                          16,881

     General Partnership Interest:                               1

c)   Dividends:

     The Partnership distributed cash to partners on a quarterly basis beginning December 1987. Cash distributions to Unit Holders during 1993 and 1992 totalled $41,247,030 and $22,498,380, respectively. Cash distributions per limited partnership unit were $82.50 and $45.00 in 1993 and 1992, respectively.


Item 6.   Selected Financial Data

                                                 1993            1992            1991            1990            1989
             Revenues                      $  22,349,368   $   32,661,004  $  27,395,653   $  37,408,597   $  37,520,747

             Net Income                        4,226,843       13,817,873      6,168,184      20,092,887      20,146,648

             Net Income allocated to
                 Limited Partners              2,309,897       11,430,081      3,328,980      16,766,496      16,881,209

             Net Income per Limited
                 Partnership Unit                   4.62            22.86           6.66           33.54           33.76

             Cash Distributions per
                 Limited Partnership Unit          82.50            45.00          55.56           62.52           61.29

             Total Assets                    115,637,336      157,429,093    168,579,507     193,124,362     207,801,871

             Partners' Capital               114,589,756      156,192,946    167,373,273     192,069,533     206,707,479




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns 19 commercial jet aircraft. The portfolio includes five DC-9-30 and five Boeing 727-200 aircraft leased to Continental Airlines, Inc. (Continental), two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 737-200 Advanced aircraft formerly leased or subleased to Britannia Airways Limited (Britannia) which were leased to GB Airways Limited (GB Airways) in February 1994, and two Boeing 737-200 Advanced aircraft formerly leased or subleased to Britannia, which were leased to TBG Airways Limited (TBG Airways) in February 1994. ATA transferred to the Partnership two Boeing 727-100 aircraft in 1993 as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold to Total Aerospace Services, Inc. (Total Aerospace) in February 1994 and one is being remarketed for sale or lease. Also being remarketed for sale or lease are two Boeing 737-200 aircraft formerly leased or subleased to Britannia. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter formerly leased to Emery Aircraft Leasing Corporation (Emery) was declared a casualty loss due to an accident in 1991 and fourteen Boeing 727-100 Freighters were sold to Emery in 1993 as described below.


Partnership Operations

The Partnership recorded net income of $4,226,843, $13,817,873 and $6,168,184, for the years ended December 31, 1993, 1992 and 1991, respectively. Net income per limited partnership unit was $4.62, $22.86 and $6.66, in 1993, 1992 and 1991, respectively. The sharp decrease in net income for 1993 from 1992 is primarily attributable to declines in rental revenue. The Emery aircraft were sold at the termination of the extended leases in January and April 1993, and no further rentals were received, compared to a full year of rental payments in 1992. The Britannia lease extension in June 1993 through October, November and December 1993 were at rates ranging from 53% to 85% of the original rates. In addition, the ATA lease rates are 45% of the previous USAir, Inc. (USAir) rates earned in 1992. Partially offsetting these declines are a full year of interest and rental income recognized on the first Continental rent deferral and three months recognized on the additional deferral. Revenues during 1993 included an aggregate net loss of $492,319 recognized on the sale of aircraft to Emery.

Further impacting the lower net income for 1993 were aircraft operating expenses, including maintenance and remarketing costs, necessary to re-lease the 727-200 Advanced aircraft from USAir to ATA.

Depreciation expense was increased to reflect industry-wide declines in demand, as discussed in the industry update section. Depreciation adjustments for 1993 were approximately $0.6 million in 1993 compared to adjustments of $0.1 million and $3.6 million for 1992 and 1991, respectively.


Cash Distributions and Liquidity

Cash Distributions   Distributions of cash available from operations commenced
in the fourth quarter of 1987. Cash distributions from operations to limited partners totalled $18,748,650, $22,498,380 and $27,778,000, or $37.50, $45.00
and $55.56 per limited partnership unit in 1993, 1992 and 1991, respectively.
In July 1993, a cash distribution of the sale proceeds from the Emery sale was made totalling $22,498,380, or $45.00 per limited partnership unit. The amount of future cash distributions will depend on the Partnership's future cash requirements, the successful re-lease of the off-lease aircraft and receipt of rental payments from Continental, ATA, GB Airways and TBG Airways. A portion of the Partnership's cash reserves will be applied toward costs specified below.

Liquidity   The Partnership has received all rental payments due from its lessees. The agreement with Continental stipulates that the Partnership pay for the costs of certain maintenance work, Airworthiness Directives compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, and which will partially be recovered with interest through payments from Continental over the extended lease terms. In 1993, no rental payments were received during the ATA rent suspension period. The ATA lease also specifies that the Partnership incur certain maintenance costs not to exceed approximately $817,000 and, in addition, the Partnership may finance certain aircraft hushkits at an aggregate cost of approximately $5.0 million, a portion of which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership will use a portion of its cash reserves of approximately $16.4 million as of December 31, 1993 to finance these costs. The remainder of the reserves will be retained to cover potential costs of remarketing the Partnership's aircraft, including remarketing or sale of the five Boeing 727-200 aircraft coming off-lease from Continental in April 1994.


Remarketing Update

Sale of aircraft to Emery    One of the aircraft leased to Emery was sold to
Emery at the end of its lease term in January 1993 for $1.5 million, in accordance with the purchase option in the lease. The Partnership recorded a loss on sale of $555,676. Subsequently, Emery exercised its option to purchase the remaining 13 Boeing 727-100 Freighter aircraft for $2.0 million each at the end of April 1993. The Partnership reported an aggregate gain of $63,357 on these sales. Proceeds from the sale were distributed to the partners in July 1993 as previously discussed.

Lease to ATA - In December 1992, the Partnership negotiated a seven-year lease with ATA for the ex-USAir aircraft at current fair market lease rates, which are approximately 45% of the prior rates. The leases are renewable for up to three one-year periods. The Partnership has permitted a rent suspension period of approximately eleven months, beginning on the delivery dates in February and March 1993. The Partnership also agreed to incur certain maintenance costs and may provide financing for hushkits and spare engines for use on the aircraft.

ATA transferred unencumbered title to two of its Boeing 727-100 aircraft to the Partnership as part of the lease transaction in 1993. One of the aircraft was sold as discussed below and the Partnership is remarketing the second aircraft for sale or lease.

The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheet of the Partnership's 1993 Form 10-K (Item 8). During 1993, the Partnership received all scheduled principal and interest payments due under the notes totalling $87,139. The balance of the note at December 31, 1993 was $1,103,089.

Sale to Total Aerospace - In February 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed above, to Total Aerospace for $425,000. The Partnership will record a gain on sale of $425,000 in 1994.

Lease to GB Airways - In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft that were formerly on lease to Britannia to GB Airways. Lease payments for an interim lease term through March 1994 are at a variable rate based on usage. Thereafter and through March 1996, the lease rate is 58% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 67% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial rate. The lease stipulates that the Partnership share in the cost of certain modification and refurbishment costs which are inestimable at this time.

Lease to TBG Airways - In February 1994, the Partnership leased the remaining two Boeing 737-200 Advanced aircraft that were formerly on lease to Britannia to TBG Airways. Lease payments for an interim lease term through April 1994 are at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the rate is increased annually from 55% to as much as 80% of the original rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain modification and refurbishment costs which are inestimable at this time. TBG Airways has the option to early terminate the lease in April 1997 after paying a termination fee of $250,000. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each.


Aircraft Casualty Incident

In May 1991, one of the Partnership's Boeing 727-100 Freighter aircraft leased to Emery was damaged as a result of fire while it was on the ground. Emery paid to the Partnership the casualty value specified in the lease of $4,310,000, which was equal to the Partnership's cost for the aircraft, resulting in a gain of $1,391,503. A portion of the proceeds from the casualty occurrence were distributed to unit holders in July 1991. The distribution of $3,874,721, or $7.75 per limited partnership unit, represented a distribution from casualty proceeds, as opposed to a distribution of cash from operations.


Continental Lease Modification

As discussed in the Partnership's Form 10-K for the year ended December 31, 1990, Continental filed for Chapter 11 bankruptcy protection in December 1990. Continental emerged from bankruptcy protection under a reorganization plan approved by the Bankruptcy Court effective April 28, 1993. The modified agreement approved by the Bankruptcy Court in 1991 specifies (i) extension of the leases for the five Boeing 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the

Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's balance sheets reflect the net reimbursable costs incurred of $419,212 and $206,777 as of December 31, 1993 and 1992, respectively, as notes receivable in the balance sheet of the Partnership's 1993 Form 10-K (Item 8). A portion of these will be capitalized and depreciated over the remaining lease term. Under certain circumstances related to a possible future substantial downsizing, Continental will be entitled to reject the existing leases. These circumstances are not currently expected to materialize.

The Partnership recognized rent receivable from Continental of $960,152 in its financial statements for the year ended December 31, 1990. As a result of the terms of the agreement, which included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 (the Deferred Amount), the Partnership has not recognized the Deferred Amount as rental revenue until it is received, or until the contingencies regarding collectability are removed. Accordingly, the rent receivable recognized at December 31, 1990 was reversed in the first quarter of 1991. The unrecognized Deferred Amounts as of December 31, 1993 and 1992 were $3,281,033 and $5,476,604, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for accrued unpaid rent plus interest on July 1, 1992. During 1993 and 1992, the Partnership received supplemental payments of $3,186,649 and $1,593,324, respectively, of which $2,195,572 and $973,395 was recognized as rental income in 1993 and 1992, respectively.

Additional Continental Deferral Agreement   As part of its reorganization plan,
Continental requested additional concessions from its aircraft lessors. As a result, the Partnership and Continental reached an agreement to defer rental payments for a period of three months, beginning in November 1992, for a total of $1,935,000 (Additional Deferred Amount), with repayment over the shorter of three and one-half years or the remaining lease term. Repayment began
October 1, 1993. The unrecognized Additional Deferred Amount as of December 31, 1993 was $1,810,282. Continental continues to pay all other amounts due under the prior agreement. During 1993, the Partnership received supplemental payments of $170,070, of which $124,718 was recognized as rental income in 1993.

The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims, with the exception of certain deferred amounts. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


Refund of Hushkit Deposits

In 1990, the Partnership agreed to acquire up to 12 hushkits for Boeing 727 aircraft from Federal Express Corporation (Federal Express). Because certain conditions to the purchase of the hushkits were not satisfied, the Partnership requested return of its deposit of $330,000 plus interest as provided in the purchase documents. Federal Express refused the Partnership's request, pending resolution with the Partnership of certain allegedly disputed contractual issues. In April 1992, the general partner, on behalf of the Partnership, commenced legal action to require Federal Express to refund the remaining balance of the deposit, with interest, plus legal fees and other damages, and Federal Express filed a cross-complaint against the Partnership alleging breach of contract. A settlement was reached and payment of the deposit, with interest, was received by the Partnership in November 1992.


Reconciliation of Book Income to Taxable Income

The following is a reconciliation between net income per limited partnership unit reflected in the financial statements of Form 10-K (Item 8) and information provided to unit holders for federal income tax purposes:

    1993 book net income per limited partnership unit                                                $   4.62

    Adjustments for tax purposes:
         Book net rental income in excess of tax                                                        (1.42)
         Tax depreciation in excess of book depreciation                                                (8.64)
         Reversal of Continental rental income recognized for book                                      (3.32)
         Reversal of Continental interest income recognized for book                                     (.55)
         Tax gain on sale in excess of book gain on sale                                                16.48
         Reversal of book rental income previously recognized for tax                                   (1.85)
         Items capitalized for tax and expensed for book                                                 1.11
         Reversal of management fees previously expensed for tax                                          .17

    1993 taxable income per limited partnership unit                                                 $   6.60

The differences between net income for book purposes and net income for tax purposes result from the timing differences of certain income and deductions. The Partnership computes depreciation using the straight line method for financial reporting and tax purposes; however, the aircraft are depreciated using a shorter life for tax purposes. Thus, the current year tax depreciation expense is greater than book depreciation expense and provides unit holders with the benefit of deferring taxation on a portion of their cash distributions. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased depreciation expense by approximately $0.6 million, or $1.19 per limited partnership unit, during 1993. The depreciation differences resulted in a larger tax gain on sale of aircraft then the book gain. Finally, certain costs were capitalized for tax purposes and expensed for book purposes.

In addition, there are differences between the recognition of certain deferred rental income for book and tax purposes. As previously discussed, one of the Partnership's lessees, Continental, filed for Chapter 11 bankruptcy protection. The Partnership and Continental subsequently reached agreement as to the payment of deferred and future rentals. The original deferred rentals were converted into promissory notes bearing interest at a 12% rate, to be repaid by Continental over periods of up to 48 months beginning in July 1992. The subsequent deferred rentals will likely be converted to notes under a similar agreement. For book purposes, the Partnership will not recognize any of these deferred rentals, or the related interest, as income, nor will it accrue management fee expense on such rentals, until the amounts due are received from Continental. However, for tax purposes, these amounts have been accrued over the period in which they were earned. In addition, the Partnership received title to two aircraft from its' lessee ATA. For tax purposes, the fair market value of these aircraft was recorded as rental income. For book purposes, rental income was accrued for the ATA rent suspension period. These recognition differences resulted in a book net rental income in excess of tax.

Industry Update

Maintenance of Aging Aircraft   The process of aircraft maintenance begins at
the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. This program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of Airworthiness Directives (ADs) which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $0.9 million per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727 respectively. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is $1.0 million per aircraft.

In December 1990, the FAA adopted another AD intended to mitigate corrosion of structural components, which would require repeated inspections from 5 years of age throughout the life of an aircraft, with replacement of corroded components as needed. Integration of the new inspections into each aircraft operator's maintenance program was required by December 31, 1991 on Boeing aircraft. A similar directive was issued in late 1992 for McDonnell Douglas aircraft.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA during the lease term, except for certain instances. In negotiating subsequent leases, market conditions generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft market, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 51% Stage 3 aircraft and 49% Stage 2 aircraft. The key features of the rule include:

     Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996 and 1998 (with waivers available in certain specific cases to December 31, 2003).

     All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective compliance dates noted above).

     Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Economic Community (EEC) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership will incur such costs unless they can be recovered through a lease.

Implementation of the Stage 3 standards have adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards.

Demand for Aircraft   Approximately 700 commercial aircraft are currently
available for sale or lease. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have opted to downsize, liquidate assets, or file for bankruptcy protection.


Effects on the Partnership's Aircraft   The Partnership has made downward
adjustments to its estimates of aircraft value for certain of its on-lease aircraft. To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the Partnership has increased depreciation expense. The Partnership also made downward adjustments to the carrying values of certain of its off-lease aircraft where depreciated cost exceeded the estimated net realizable value. During 1993, 1992 and 1991, the Partnership recognized downward adjustments totalling $0.6 million, $0.1 million and $3.6 million, respectively, for certain of its aircraft. These adjustments are included in depreciation expense in the statements of income.

The Partnership's leases expire between April 1994 and March 2000. Current market studies indicate that the Partnership's non-advanced Boeing and McDonnell Douglas aircraft continue to be adversely affected by industry events. Therefore, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then current market rates would be most beneficial for unit holders.


Other Event

Effective October 18, 1993, James F. Walsh resigned as Senior Vice President and Chief Financial Officer of Polaris Investment Management Corporation to assume new responsibilities at GE Capital Corporation. Bobbe V. Sabella has assumed the position of Vice President and Chief Financial Officer. Ms. Sabella has served the general partner in various capacities since September 1986, most recently as Vice President-Finance of Polaris Investment Management Corporation.

Item 8.   Financial Statements and Supplementary Data











                         POLARIS AIRCRAFT INCOME FUND IV

                       (A California Limited Partnership)




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1993 AND 1992


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund IV:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund IV (a California Limited Partnership) as of December 31, 1993 and 1992, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund IV as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN & CO.




San Francisco, California,
  January 21, 1994 (except with respect
  to the matters discussed in Note 10, as
  to which the date is February 24, 1994)




                                                     POLARIS AIRCRAFT INCOME FUND IV
                                                   (A California Limited Partnership)

                                                             BALANCE SHEETS

                                                       DECEMBER 31, 1993 AND 1992
                                                                                               1993                      1992

ASSETS:
CASH                                                                                     $     628,222             $      11,830


SHORT-TERM INVESTMENTS, at cost which approximates market value                             19,845,972                20,889,000

       Total Cash and Short-Term Investments                                                20,474,194                20,900,830

RENT AND OTHER RECEIVABLES                                                                   1,348,406                    79,619

NOTES RECEIVABLE (Notes 3 and 6)                                                             1,522,301                   206,777

AIRCRAFT at cost, net of accumulated depreciation of
  $56,432,464 in 1993 and $73,203,560 in 1992                                               92,256,548               136,020,658

OTHER ASSETS, net of accumulated amortization of
  $2,069,479 in 1993 and $1,948,472 in 1992                                                     35,887                   221,209

                                                                                         $ 115,637,336             $ 157,429,093


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                    $     543,580             $      70,698

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                        14,000                    80,500

LESSEE SECURITY DEPOSITS                                                                       490,000                   150,000

DEFERRED INCOME                                                                                 -                        934,949

       Total Liabilities                                                                     1,047,580                 1,236,147

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                                                           (3,309,775)                 (643,718)

  Limited Partners, 499,964 units issued and outstanding                                   117,899,531               156,836,664

       Total Partners' Capital                                                             114,589,756               156,192,946

                                                                                         $ 115,637,336             $ 157,429,093

[FN]
              The accompanying notes are an integral part of these statements.




                                                     POLARIS AIRCRAFT INCOME FUND IV
                                                   (A California Limited Partnership)

                                                          STATEMENTS OF INCOME

                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                     1993                     1992                       1991
 REVENUES:
    Rent from operating leases                                   $   20,972,613            $   31,403,163          $   25,286,486
    Loss on sale of aircraft (Note 5)                                  (492,319)                   -                       -
    Gain on casualty occurrence (Note 4)                                 -                         -                    1,391,503
    Interest                                                          1,869,074                 1,257,841                 717,664

          Total Revenues                                             22,349,368                32,661,004              27,395,653

 EXPENSES:
    Depreciation and amortization                                    16,254,034                16,872,193              19,573,974
    Management and advisory fees                                      1,048,631                 1,570,158               1,264,324
    Operating                                                           545,055                   118,172                  64,404
    Administration and other                                            274,805                   282,608                 324,767

          Total Expenses                                             18,122,525                18,843,131              21,227,469

 NET INCOME                                                      $    4,226,843            $   13,817,873          $    6,168,184


 NET INCOME ALLOCATED TO THE GENERAL PARTNER                     $    1,916,946            $    2,387,792          $    2,839,204
 NET INCOME ALLOCATED TO LIMITED PARTNERS                        $    2,309,897            $   11,430,081          $    3,328,980

  NET INCOME PER LIMITED PARTNERSHIP UNIT                        $         4.62            $        22.86          $         6.66














[FN]
               The accompanying notes are an integral part of these statements.




                                                     POLARIS AIRCRAFT INCOME FUND IV
                                                   (A California Limited Partnership)

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                                                    General                  Limited
                                                                    Partner                  Partners                   Total
 Balance, December 31, 1990                                      $  (284,450 )           $ 192,353,983              $ 192,069,533

   Net income                                                       2,839,204                3,328,980                  6,168,184

   Cash distributions to partners                                  (3,086,444)             (27,778,000)               (30,864,444)

 Balance, December 31, 1991                                          (531,690)             167,904,963                167,373,273

   Net income                                                       2,387,792               11,430,081                 13,817,873

   Cash distributions to partners                                  (2,499,820)             (22,498,380)               (24,998,200)

 Balance, December 31, 1992                                          (643,718)             156,836,664                156,192,946

   Net income                                                       1,916,946                2,309,897                  4,226,843

   Cash distributions to partners                                  (4,583,003)             (41,247,030)               (45,830,033)

 Balance, December 31, 1993                                      $ (3,309,775)           $ 117,899,531              $ 114,589,756





















[FN]
              The accompanying notes are an integral part of these statements.


                                                     POLARIS AIRCRAFT INCOME FUND IV
                                                   (A California Limited Partnership)

                                                        STATEMENTS OF CASH FLOWS
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                                               1993                  1992                  1991
OPERATING ACTIVITIES:
 Net income                                                              $  4,226,843            $13,817,873           $  6,168,184
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                           16,254,034             16,872,193             19,573,974
   Loss on sale of aircraft                                                   492,319                 -                      -
   Gain on casualty occurrence                                                 -                      -                  (1,391,503)
   Changes in operating assets and liabilities:
      Decrease (increase) in rent and other receivables                    (1,268,787)               316,856                954,144
      Decrease (increase) in other assets                                      64,315                (53,454)                -
      Increase (decrease) in payable to affiliates                            472,882                 70,279               (106,319)
      Increase (decrease) in accounts payable and accrued liabilities         (66,500)                51,809                 15,549
      Increase in lessee security deposits                                    340,000                150,000                 -
      Decrease in deferred income                                            (934,949)                -                      -

         Net cash provided by operating activities                         19,580,157             31,225,556             25,214,029

INVESTING ACTIVITIES:
 Proceeds from sale of aircraft                                            27,500,000                 -                      -
 Increase in notes receivable                                              (1,852,753)              (292,175)                -
 Principal payments on notes receivable                                       175,993                 85,398                 -
 Proceeds from casualty occurrence                                             -                      -                   4,310,000
 Refund of deposit on hushkit options                                          -                     330,000                 -

         Net cash provided by investing activities                         25,823,240                123,223              4,310,000

FINANCING ACTIVITIES:
 Cash distributions to partners                                           (45,830,033)           (24,998,200)           (30,864,444)

         Net cash used in financing activities                            (45,830,033)           (24,998,200)           (30,864,444)

CHANGES IN CASH AND SHORT-TERM INVESTMENTS                                   (426,636)             6,350,579             (1,340,415)

CASH AND SHORT-TERM INVESTMENTS AT BEGINNING OF YEAR                       20,900,830             14,550,251             15,890,666

CASH AND SHORT-TERM INVESTMENTS AT END OF YEAR                           $ 20,474,194            $20,900,830           $ 14,550,251



[FN]
             The accompanying notes are an integral part of these statements.

                         POLARIS AIRCRAFT INCOME FUND IV
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1993


1.   Accounting Principles and Policies

Accounting Method   Polaris Aircraft Income Fund IV (PAIF-IV or the
Partnership), a California Limited Partnership, maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Aircraft and Depreciation   The aircraft are recorded at cost, which includes
acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or change in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs   Aircraft modification and maintenance costs which are
determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

Operating Leases   The aircraft leases are accounted for as operating leases.
Lease revenues are recognized in equal installments over the terms of the leases.

Other Assets   Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

Income Taxes   The Partnership files federal and state information income tax returns only.  Taxable income or loss is reportable by the individual partners.

Net Income Per Limited Partnership Unit   Net income per limited partnership
unit is based on the limited partners' share of net income and the number of units outstanding for the years ended December 31, 1993, 1992, and 1991.

Short-Term Investments   The Partnership classifies all liquid investments with
original maturities of three months or less as short-term investments.


2.   Organization

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the general partner and the depositary contributed $500. The Partnership recognized no profits or losses during the periods ended December 31, 1984, 1985 and 1986. The offering of depositary units (Units), representing assignments of limited partnership interest, terminated on September 15, 1988, at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 15, 1988. During November 1988, 36 units were returned to the Partnership by an investor who did not meet the Investor Suitability Standards described in the Prospectus. Allocations to affiliates are described in Note 8.

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. GE Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock.


3.   Aircraft

The Partnership owns 20 aircraft from its original portfolio of 33 used commercial jet aircraft which were acquire, leased or sold as discussed below.

All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. Two aircraft were transferred from a lessee as discussed below. The aircraft leases are generally net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term including Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

Two Boeing 727-100   These aircraft were transferred from ATA to the Partnership in April and May 1993 as part of the ATA lease transaction. One of these aircraft was sold in February 1994 as discussed in Note 10. The Partnership is remarketing the second Boeing 727-100 aircraft for sale or lease.

Fifteen Boeing 727-100 Freighter   These aircraft were acquired for $64,610,000
in 1988 and leased to Emery Aircraft Leasing Corporation (Emery) until August 1993, except for one aircraft which was retired in May 1991 due to a casualty incident as discussed in Note 4. In January 1993, Emery purchased one of the aircraft for $1.5 million, in accordance with the purchase option in the lease (Note 5). In April 1993, Emery exercised its option to purchase the remaining 13 Boeing 727-100 Freighter aircraft for $2.0 million each (Note 5).

Two Boeing 737-200 and Four 737-200 Advanced   These aircraft were acquired for
$55,000,000 in 1988 and leased or subleased to Britannia Airways Limited (Britannia) until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at lease rates ranging from 53% to 85% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincide with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease. The four Boeing 737-200 Advanced aircraft were re-leased in February 1994 as discussed in Note 10. The remaining two aircraft are being remarketed for sale or lease.

Five Boeing 727-200 and Five McDonnell Douglas DC-9-30   These aircraft were
acquired for $64,875,000 in 1988 and leased to Continental Airlines, Inc. (Continental) for terms of 60 months. Continental filed for Chapter 11 bankruptcy protection in December 1990. In 1991, the Partnership and Continental entered into an agreement for Continental's continued lease of the Partnership's aircraft. Note 6 contains a detailed discussion of the Continental lease modifications.

Two Boeing 727-200 Advanced   These aircraft were acquired for $27,000,000 in
1988 and leased to USAir, Inc. (USAir) until late 1992. USAir paid rent through December 1992 although the aircraft were returned prior to that time.

In December 1992, the Partnership negotiated a seven year lease with ATA for the aircraft at approximately 45% of the prior rate. The leases began in February and March 1993. ATA is not required to begin making cash rental payments until January 1994, although recognition of rental income will be spread over the entire base lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction as previously discussed.

The Partnership agreed to incur certain maintenance costs estimated at approximately $817,000. In addition, the Partnership may finance aircraft hushkits for use on the aircraft at an estimated cost of approximately $5.0 million, which will be partially recovered with interest through payment from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheet. During 1993, the Partnership received all scheduled principal and interest payments due under the notes. The balance of the notes at December 31, 1993 was $1,103,089.

The following is a schedule by year of future minimum rental payments under all of the existing leases, including the deferred rental payments specified in the Continental lease modification (Note 6):

                           Continental
                             Deferred       Rental
           Year             Amount (1)     Payments        Total
           1994             $1,981,818   $  6,970,062   $  8,951,880
           1995              1,675,095      6,147,144      7,822,239
           1996              1,267,713      3,852,144      5,119,857
           1997                166,689      1,557,144      1,723,833
           1998 and
           thereafter           -           3,341,372      3,341,372

                            $5,091,315   $ 21,867,866   $ 26,959,181


(1) Rental payments for the period from December 1990 through September 1991 are payable with interest commencing in July 1992 according to the Continental lease modification agreement. Rental payments for the period from November 1992 through January 1993 are payable with interest commencing in October 1993 according to the agreement with Continental. These payments are shown separately because of contingencies regarding collectability as discussed in
Note 6.

Future minimum rental payments may be offset or reduced by future costs as discussed in Note 6.

During 1993, 1992 and 1991 the Partnership made downward adjustments to its estimates of aircraft value for certain of its on-lease aircraft. To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate the Partnership has increased depreciation expense as described in Note 1. The Partnership also made downward adjustments to the carrying values of certain of its off-lease aircraft where depreciated cost exceeded the estimated net realizable value. During 1993, 1992 and 1991, the Partnership recognized downward adjustments totalling $0.6 million, $0.1 million and $3.6 million, respectively, for certain of its off-lease and on-lease aircraft. These adjustments are included in depreciation expense in the statements of income.


4.   Aircraft Casualty Incident

In May 1991, one of the Partnership's Boeing 727-100 Freighter aircraft leased to Emery was damaged as a result of fire while it was on the ground. Emery paid to the Partnership the casualty value specified in the lease of $4,310,000, which was equal to the Partnership's cost for the aircraft, resulting in a gain of $1,391,503. A portion of the proceeds from the casualty occurrence were distributed to unit holders in July 1991.

5.   Sale of Aircraft to Emery    One of the aircraft leased to Emery was sold
to Emery at the end of its lease term in January 1993 for $1.5 million, in accordance with the purchase option in the lease. The Partnership recorded a loss on sale of $555,676. Subsequently, Emery exercised its option to purchase the remaining 13 Boeing 727-100 Freighter aircraft for $2.0 million each at the end of April 1993. The Partnership reported an aggregate gain of $63,357 on these sales.


6.   Continental Lease Modification

As discussed in the Partnership's Form 10-K for the year ended December 31, 1990, Continental filed for Chapter 11 bankruptcy protection in December 1990. Continental emerged from bankruptcy protection under a reorganization plan approved by the Bankruptcy Court effective April 28, 1993. The modified agreement approved by the Bankruptcy Court in 1991 specifies (i) extension of the leases for the five Boeing 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's balance sheets reflect the net reimbursable costs incurred of $419,212 and $206,777 as of December 31, 1993 and 1992, respectively, as notes receivable. A portion of such costs which the Partnership will bear will be capitalized and depreciated over the remaining lease term. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the existing leases.

The Partnership recognized rent receivable from Continental of $960,152 in its financial statements for the year ended December 31, 1990. As a result of the terms of the agreement, which included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 (the Deferred Amount), the Partnership has not recognized the Deferred Amount as rental revenue until it is received, or until the contingencies regarding collectability are removed. Accordingly, the rent receivable recognized at December 31, 1990 was reversed in the first quarter of 1991. The unrecognized Deferred Amounts as of December 31, 1993 and 1992 were $3,281,033 and $5,476,604, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for accrued unpaid rent plus interest on July 1, 1992. During 1993 and 1992, the Partnership received supplemental payments of $3,186,649 and $1,593,324, respectively, of which $2,195,572 and $973,395 was recognized as rental income in 1993 and 1992, respectively.


Additional Continental Deferral Agreement   As part of its reorganization plan,
Continental requested additional concessions from its aircraft lessors. As a result, the Partnership and Continental reached an agreement to defer rental payments for a period of three months beginning in November 1992, for a total of $1,935,000 (Additional Deferred Amount), with repayment over the shorter of three and one-half years or the remaining lease term. Repayment began
October 1, 1993. The unrecognized Additional Deferred Amount as of December 31, 1993 was $1,810,282. Continental continues to pay all other amounts due under the prior agreement. During 1993, the Partnership received supplemental payments of $170,070, of which $124,717 was recognized as rental income in 1993.

The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims, with the exception of certain deferred amounts. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


7.   Refund of Hushkit Deposits

In 1990, the Partnership agreed to acquire up to 12 hushkits for Boeing 727 aircraft from Federal Express Corporation (Federal Express). Because certain conditions to the purchase of the hushkits were not satisfied, the Partnership requested return of its deposit of $330,000 plus interest as provided in the purchase documents. Federal Express refused the Partnership's request, pending resolution with the Partnership of certain allegedly disputed contractual issues. In April 1992, the general partner, on behalf of the Partnership, commenced legal action to require Federal Express to refund the remaining balance of the deposit, with interest, plus legal fees and other damages, and Federal Express filed a cross-complaint against the Partnership alleging breach of contract. A settlement was reached and payment of the deposit, with interest, was received by the Partnership in November 1992.

8.   Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equalling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1993, 1992, and 1991, the Partnership reimbursed PIMC for serviced rendered or payments made on behalf of the Partnership of $2,147,152, $584,749, and $433,111, respectively. Reimbursements totalling $477,617 and $38,448 were payable to PIMC at December 31, 1993 and 1992, respectively.

     c. A 10% interest in all cash distributions from operations and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

     d. A subordinated sales commission of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions shall be paid only after unit holders have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.


9.   Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). One of the requirements of SFAS 109 is for a public enterprise that is not subject to income taxes, because its income is taxed directly to its owners, to disclose the net difference between the tax basis and the reported amounts of the enterprise's assets and liabilities.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1993 are as follows:

                    Reported Amounts  Tax Basis    Net Difference

     Assets          $115,637,336    $87,614,677    $28,022,659

     Liabilities        1,047,580      1,302,146       (254,566)




10.  Subsequent Events

Sale to Total Aerospace Services, Inc. (Total Aerospace) - In February 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Note 3, to Total Aerospace for $425,000. The Partnership will record a gain on sale of $425,000 in 1994.

Lease to GB Airways Limited (GB Airways) - In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft that were formerly on lease to Britannia to GB Airways. Lease payments for an interim lease term through March 1994 are at a variable rate based on usage. Thereafter and through March 1996, the lease rate is 58% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 67% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial rate. The lease stipulates that the Partnership share in the cost of certain modification and refurbishment costs which are inestimable at this time.

Lease to TBG Airways Limited (TBG Airways) - In February 1994, the Partnership leased the remaining two Boeing 737-200 Advanced aircraft that were formerly on lease to Britannia to TBG Airways. Lease payments for an interim lease term through April 1994 are at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the rate is increased annually from 55% to as much as 80% of the original rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain modification and refurbishment costs which are inestimable at this time. TBG Airways has the option to early terminate the lease in April 1997 after paying a termination fee of $250,000. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each.












                                              SCHEDULE V   PROPERTY, PLANT, AND EQUIPMENT
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                      Balance at Beginning          Additions                                         Balance at
                Classification             of Period                 at Cost                Retirements              End of Period
1993:              Aircraft                $ 209,224,218             361,236                 60,896,442              $ 148,689,012

1992:              Aircraft                $ 209,224,218                -                        -                   $ 209,224,218


1991:              Aircraft                $ 213,576,849                -                     4,352,631              $ 209,224,218






                                         SCHEDULE VI   ACCUMULATED DEPRECIATION, DEPLETION, AND
                                             AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                                          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                      Balance at Beginning     Additions Charged to                                   Balance at
                Classification              of Period                 Expense                Retirements             End of Period
1993:              Aircraft                $  73,203,560               16,133,027            32,904,123              $  56,432,464

1992:              Aircraft                $  56,748,263               16,455,297                 -                  $  73,203,560

1991:              Aircraft                $  39,058,080               19,124,317             1,434,134              $  56,748,263











                                    PART III


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


Item 10.  Directors and Executive Officers of the Registrant

PAIF-IV has no directors or officers. PIMC is the General Partner of the Partnership and as such manages and controls the business of the Partnership. The directors and officers of PIMC are:


                  Name                                Position

          Herbert D. Depp               Chairman of the Board; President;
                                        Director

          Howard L. Feinsand            Senior Vice President; Director

          John E. Flynn                 Senior Vice President   Aircraft
                                        Marketing

          Richard J. Adams              Senior Vice President   Aircraft
                                        Sales and Leasing

          James T. Caleshu              Senior Vice President and General
                                        Counsel; Secretary

          Bobbe V. Sabella              Vice President and Chief Financial
                                        Officer

          Robert M.J. Ward              Vice President   International


          James R. Weiland              Vice President   Technical

          James W. Linnan               Vice President   Financial
                                        Management

          Robert W. Dillon              Vice President   Aviation Legal and
                                        Insurance Affairs; Assistant
                                        Secretary


Mr. Depp, 49, assumed the position of the President effective April 1991, previously having served as Executive Vice President of PIMC and PALC since July
1989, Vice President   Aircraft Marketing since June 1986, Vice President
Commercial Aircraft since August 1984, and Director of Marketing   Aircraft
since November 1980.  Mr. Depp assumed the position of Chairman effective April

1991. He has been a director of PIMC and of PHC since May 1990 and a director of PALC since April 1991.

Mr. Feinsand, 46, joined PIMC and PALC as Vice President and General Counsel; Assistant Secretary in April 1989. Effective July 1989, Mr. Feinsand assumed the positions of Senior Vice President which he continues to hold, and previously served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand also serves as a director of PIMC. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc.

Mr. Flynn, 53, was elected Senior Vice President   Aircraft Marketing effective
April 1991, having previously served as Vice President   North America of PIMC
and PALC since July 1989. Mr. Flynn joined PALC in March 1989 as Vice President Cargo. For the two years prior to the time he joined PALC, Mr. Flynn was a Transportation Consultant.

Mr. Adams, 60, serves as Senior Vice President   Aircraft Sales and Leasing of
PIMC and PALC effective August 1992; having previously served as Vice President
Aircraft Sales & Leasing, Vice President   North America, and Vice President
Corporate Aircraft since he joined PALC in August 1986.

Mr. Weiland, 50, joined PIMC and PALC in September 1990 as Vice President Technical. Prior to joining PIMC and PALC, Mr. Weiland had been President and Chief Executive Officer of RAMCO, a company organized to build and operate an aircraft maintenance facility, since 1986.

Mr. Caleshu, 54, joined PIMC and PALC in August 1992 as Senior Vice President and General Counsel. Prior to joining PIMC and PALC, Mr. Caleshu, an attorney, was a partner in the San Francisco firm of Pettit and Martin from 1966 to 1992.

Ms. Sabella, 37, was elected Vice President and Chief Financial Officer effective October 1993, having previously served as Vice President - Finance since April 1992, Vice President and Controller since January 1990 and Corporate Controller of PIMC and PALC since September 1986.

Mr. Ward, 50, has served as Vice President   International of PIMC and PALC
since October 1987, with responsibility for Asia, Central America, Pacific and Latin America.

Mr. Linnan, 52, was elected Vice President   Financial Management effective
April 1991, having previously served as Vice President   Investor Marketing of
PIMC and PALC since July 1986.

Mr. Dillon, 52, was elected Vice President   Aviation Legal and Insurance
Affairs effective April 1989. Previously, he has served as General Counsel of PIMC and PALC since January 1986.

Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1993 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al, v Prudential Bache Securities, (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. PALC and PIMC were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of PALC and PIMC granting their motion for summary judgement and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On August 21, 1992, the court of Appeals ordered consolidation of the Appellants' causes for the purposes of briefing and submission. This appeal was fully briefed and oral argument was held. Parties are waiting for the Court to issue a decision.

On October 27, 1992, a Class Action Complaint entitled Edwin Weisl, Jr. et al, Plaintiffs, v the General Partner of the Partnership, its affiliates and others, Defendants, Index No. 29239/92 was filed in the Supreme Court of the State of New York for the County of New York. The Complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The Complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, Plaintiff's filed a motion for class certification. On March 1, 1993, Defendants filed motions to dismiss Complaint on numerous grounds, including failure to state a cause of action and statute of limitations. The court has not ruled on the motion for class certification or the motions to dismiss the complaint. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al v Polaris Public Income Funds, et al, was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, PIMC and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Polaris Aircraft Income Funds IV, V and VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of the Partnerships. Among other things, Plaintiffs assert that the Defendants sold interests in the Partnerships while "omitting and failing to disclose the material facts questioning the economic efficacy of" the Partnerships. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v Polaris Holding Company. On that date, defendants also filed a motion to dismiss the Complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the Court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the Circuit Court order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay.

On or around May 14, 1993, a purported class action entitled Michael Moross, et al, v Polaris Holding Company, et al, was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in the Polaris Aircraft Income Funds I - VI by nine investors in the Polaris Aircraft Income Funds. The Compliant alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An Amended Compliant was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the district of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the Complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl.

On September 21, 1993, a purported derivative action entitled Novak, et al, v. Polaris Holding Company, et al, was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of Polaris Aircraft Income Funds I - III (the "Partnerships"). The Complaint names as defendants Polaris Holding Company, its affiliates and others. Polaris Aircraft Income Funds I - III are named as nominal defendants. The Complaint alleges, among other things, that defendants mismanaged the Partnerships, engaged in self-dealing transactions that were detrimental to the Partnerships and failed to make required disclosure in connection with the sale of the Partnership units. The Complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the Complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail.

On or around March 13, 1991, a purported class action entitled Kahn v Polaris Holding Company, et al, was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in the above named fund. The Complaint names as defendants the Company, Polaris Holding Company, its affiliates and others. The Complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs.

Defendants' time to move, answer or otherwise plead with respect to the Complaint has been extended by stipulation up to and including 30 days after the Court rules on the pending motions to dismiss, or the motions are otherwise resolved, in Weisl v Polaris Holding Company, et al. The Partnership is not named as a defendant in this action.


Item 11.  Management Remuneration and Transactions

PAIF-IV has no directors or officers. PAIF-IV is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $950,604 were paid to PIMC in 1993.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

   a) No person owns of record, or is known by PAIF-IV to own beneficially more than five percent of any class of voting securities of PAIF-IV.

   b) The General Partner of PAIF-IV owns the equity securities of PAIF-IV as set forth in the following table:


                                                                          (4)
           (1)           (2)                        (3)                 Percent
          Title        Name of             Amount and Nature of            of
         of Class  Beneficial Owner        Beneficial Ownership          Class

         General  Polaris           Represents a 10.0% interest of all    100%
         Partner  Investment        cash distributions, gross income
         Interest Management        in an amount equal to 9.09% of
                  Corporation       distributed cash available from
                                    operations, and a 1% interest in
                                    net income or loss

   c) There are no arrangements known to PAIF-IV, including any pledge by any person of securities of PAIF-IV, the operation of which may at a subsequent date result in a change in control of PAIF-IV.


Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.   Financial Statements.

     The following are included in Part II of this report:
                                                             Page No.

        Report of Independent Public Accountants                 19
        Balance Sheets                                           20
        Statements of Income                                     21
        Statements of Changes in Partners' Capital (Deficit)     22
        Statements of Cash Flows                                 23
        Notes to Financial Statements                            24


2.   Financial Statement Schedules.

     a)   The following are included in Part II of this report:
                                                                 Page No.

     Schedule V     Property, Plant and Equipment                    33
     Schedule VI    Accumulated Depreciation, Depletion; and
                    Amortization of Property, Plant, and Equipment   33

        All other schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

3. Exhibits required to be filed by Item 601 of Regulation S-K and Reports on Form 8-K.

     a)   Reports on Form 8-K:

        None.


     b)   Exhibits required to be filed by Item 601 of Regulation S-K:

        None.




                                                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    POLARIS AIRCRAFT INCOME FUND IV
                                                                    (REGISTRANT)
                                                                    By:      Polaris Investment
                                                                             Management Corporation
                                                                             General Partner




          March 28, 1994                   By:     /S/ Herbert D. Depp
             Date                                  Herbert D. Depp, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           Signature                                      Title                                    Date


                 /S/Herbert D. Depp                Chairman of the Board and President of Polaris             March 28, 1994
                 (Herbert D. Depp)                 Investment Management Corporation, General Partner
                                                   of the Registrant

                 /S/Howard L. Feinsand             Senior Vice President, Secretary and Director of           March 28, 1994
                 (Howard L. Feinsand)              Polaris Investment Management Corporation, General
                                                   Partner of the Registrant


                 /S/Bobbe V. Sabella               Vice President and Chief Financial Officer of              March 28, 1994
                 (Bobbe V. Sabella)                Polaris Investment Management Corporation, General
                                                   Partner of the Registrant














