Form 10-Q
period 1994-03-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1994-05-16
CIK 818145

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to




                          Commission File No. 33-15551



                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                        State of Organization: California
                   IRS Employer Identification No. 94-3039169
          Four Embarcadero Center, San Francisco, California 94111-4146
                           Telephone   (415) 362-0333



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                     Yes   X             No

                    This document consists of 14 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                FORM 10-Q - For the Quarter Ended March 31, 1994





                                      INDEX


Part I.   Financial Information                                             Page

        Item 1.   Financial Statements

               a)   Balance Sheets - March 31, 1994 and
                    December 31, 1993 . . . . . . . . . . . . . . . . . . . .  3

               b)   Statements of Operations - Three Months Ended
                    March 31, 1994 and 1993 . . . . . . . . . . . . . . . . .  4

               c)   Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1993
                    and Three Months Ended March 31, 1994 . . . . . . . . . .  5


               d)   Statements of Cash Flows - Three Months
                    Ended March 31, 1994 and 1993 . . . . . . . . . . . . . .  6

               e)   Notes to Financial Statements . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . 10



Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 12

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 13

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14



                                                     Part I.  Financial Information

Item 1.  Financial Statements

                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                                             BALANCE SHEETS

                                                                                               March 31,           December 31,
                                                                                                 1994                 1993
                                                                                             (Unaudited)
ASSETS:
CASH AND CASH EQUIVALENTS                                                                $     19,400,023      $       628,222

SHORT-TERM INVESTMENTS, at cost which approximates market value                                    -                19,845,972

    Total Cash and Cash Equivalents and Short-Term Investments                                 19,400,023           20,474,194

RENT AND OTHER RECEIVABLES                                                                      1,428,497            1,348,406

NOTES RECEIVABLE                                                                                1,585,737            1,522,301

AIRCRAFT at cost, net of accumulated depreciation of
  $59,236,208 in 1994 and $56,432,464 in 1993                                                  89,452,804           92,256,548

OTHER ASSETS, net of accumulated amortization of
  $2,069,479 in 1994 and 1993                                                                      -                    35,887

                                                                                         $    111,867,061      $   115,637,336


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                    $        662,850      $       543,580

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                            2,500               14,000

LESSEE SECURITY DEPOSITS                                                                          710,000              490,000

    Total Liabilities                                                                           1,375,350            1,047,580

PARTNERS' CAPITAL (DEFICIT):

  General Partner                                                                              (3,350,793)          (3,309,775)

  Limited Partners, 499,964 units issued and outstanding                                      113,842,504          117,899,531

    Total Partners' Capital                                                                   110,491,711          114,589,756

                                                                                         $    111,867,061      $   115,637,336

                                      The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)


                                                                                     Three Months Ended March 31,
                                                                                    1994                     1993
                 REVENUES:
                     Rent from operating leases                               $   3,121,973           $     6,792,705
                     Interest                                                       404,720                   459,400
                     Gain (loss) on sale of aircraft                                425,000                  (555,676)

                             Total Revenues                                       3,951,693                 6,696,429

                 EXPENSES:
                     Depreciation and amortization                                2,803,744                 7,859,020
                     Management and advisory fees                                   156,099                   339,635
                     Operating                                                      869,978                   305,684
                     Administration and other                                        53,550                    40,205

                             Total Expenses                                       3,883,371                 8,544,544


                 NET INCOME (LOSS)                                            $      68,322           $    (1,848,115)

                 NET INCOME ALLOCATED
                     TO THE GENERAL PARTNER                                   $     375,619           $       543,922

                 NET LOSS ALLOCATED TO
                     LIMITED PARTNERS                                         $    (307,297)          $    (2,392,037)

                 NET LOSS PER LIMITED
                     PARTNERSHIP UNIT                                         $        (.61)          $         (4.78)



















                                      The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               (Unaudited)




                                                                           Year Ended December 31, 1993 and
                                                                           Three Months Ended March 31, 1994

                                                                      General              Limited
                                                                      Partner             Partners               Total
             Balance, December 31, 1992                        $      (643,718)        $  156,836,664        $156,192,946

                 Net income                                          1,916,946              2,309,897           4,226,843

                 Cash distributions to partners                     (4,583,003)           (41,247,030)        (45,830,033)

             Balance, December 31, 1993                             (3,309,775)           117,899,531         114,589,756

                 Net income (loss)                                     375,619               (307,297)             68,322

                 Cash distribution to partners                        (416,637)            (3,749,730)         (4,166,367)

             Balance, March 31, 1994                           $    (3,350,793)        $  113,842,504        $110,491,711
























                                      The accompanying notes are an integral part of these statements.


                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)


                                                                                          Three Months Ended March 31,
                                                                                           1994                1993
             OPERATING ACTIVITIES:
                 Net income (loss)                                                   $    68,322          $  (1,848,115)

                 Adjustment to reconcile net income (loss) to net cash provided by operating activities:

                    Depreciation and amortization                                      2,803,744              7,859,020
                    Loss (gain) on sale of aircraft                                     (425,000)               555,676
                    Changes in operating assets and liabilities:
                      Increase in rent and other receivables                             (80,091)               (99,322)
                      Decrease in other assets                                            35,887                 10,192
                      Increase in payable to affiliates                                  119,270                191,476
                      Decrease in accounts payable and accrued liabilities               (11,500)               (17,867)
                      Increase in lessee security deposits                               220,000                 37,161

                         Net cash provided by operating activities                     2,730,632              6,688,221

             INVESTING ACTIVITIES:
                 Increase in notes receivable                                           (163,077)                -
                 Principal payments on notes receivable                                   99,641                 27,304
                 Proceeds from sale of aircraft                                          425,000              1,500,000

                         Net cash provided by investing activities                       361,564              1,527,304

             FINANCING ACTIVITIES:
                 Cash distribution to partners                                        (4,166,367)            (6,249,550)

                         Net cash used in financing activities                        (4,166,367)            (6,249,550)

             CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS          (1,074,171)             1,965,975

             CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF
             PERIOD                                                                   20,474,194             20,900,830

             CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD   $19,400,023          $  22,866,805



                                      The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.        Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund IV's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1993, 1992, and 1991 included in the Partnership's 1993 Annual Report to the SEC on Form 10-K (Form 10-K).

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.



2.        Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, the Partnership negotiated a seven year lease with ATA for two Boeing 727-200 Advanced aircraft formerly on lease to USAir, Inc. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January 1994 although recognition of rental income will be spread over the entire lease term. The leases are renewable for up to three one year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership has sold one aircraft as discussed in Note 4, and is remarketing one aircraft for sale or lease.

The Partnership agreed to incur certain maintenance costs estimated at approximately $817,000. In addition, the Partnership may finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. During the first quarter 1994, the Partnership received all scheduled principal and interest payments due under the notes. The balance of the notes at March 31, 1994 and December 31, 1993 was $1,062,675 and $1,103,089, respectively.


3.         Continental Airlines, Inc. (Continental) Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and Five Boeing 727-200 aircraft were modified. The modified agreement specifies (i) extension of the leases for the five Boeing 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. In February 1994, the Partnership loaned Continental $163,077 for modification costs. The Partnership's balance sheets reflect the net reimbursable costs incurred of $523,062 and $419,212 as of March 31, 1994 and December 31, 1993, respectively, as notes receivable.


4.        Sale to Total Aerospace Services, Inc. (Total Aerospace)

In February 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Note 2, to Total Aerospace for $425,000. The Partnership recorded a gain on sale of $425,000 in the first quarter 1994.


5.        Lease to GB Airways Limited (GB Airways)


In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft, that were formerly on lease to Britannia Airways Limited (Britannia), to GB Airways. Lease payments for the interim lease term through March 1994 are at a variable rate based on usage. Thereafter and through March 1996, the lease rate is 58% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 67% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial rate. The lease stipulates that the Partnership share in the cost of certain modification and refurbishment costs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which can not be estimated at this time.


6.        Lease to TBG Airways Limited (TBG Airways)

In February 1994, the Partnership leased the remaining two Boeing 737-200 Advanced aircraft, that were formerly on lease to Britannia, to TBG Airways. Lease payments for the interim lease term through April 1994 are at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the rate is increased annually from 55% to as much as 80% of the original rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain modification and refurbishment costs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which can not be estimated at this time. TBG Airways has the option to terminate the lease early in April 1997 after paying a termination fee of $250,000. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each.

7.        Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:


                                        Payments for
                                        Three Months
                                            Ended          Payable at
                                        March 31, 1994   March 31, 1994

        Aircraft Management Fees              $138,201           $ 71,343

        Out-of-Pocket Administrative
          Expense Reimbursement                 40,858             75,304

        Out-of-Pocket Maintenance and
           Remarketing Expense
           Reimbursement                       780,390            516,203

                                              $959,449           $662,850


8.      Subsequent Event

Sale of Aircraft to Continental - The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. The Partnership is currently negotiating an agreement to sell these aircraft to Continental.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns 19 commercial jet aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental), five Boeing 727-200 aircraft leased to Continental through April 1994 as discussed below, two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 737-200 Advanced aircraft formerly leased or subleased to Britannia Airways Limited (Britannia) which were leased to GB Airways Limited (GB Airways) in February 1994, and two Boeing 737-200 Advanced aircraft formerly leased or subleased to Britannia, which were leased to TBG Airways Limited (TBG Airways) in February 1994. ATA transferred to the Partnership two Boeing 727-100 aircraft in 1993 as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold to Total Aerospace Services, Inc. (Total Aerospace) in February 1994 and one is being remarketed for sale or lease. Also being remarketed for sale or lease are two Boeing 737-200 aircraft formerly leased or subleased to Britannia. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter formerly leased to Emery Aircraft Leasing Corporation (Emery) was declared a casualty loss due to an accident in 1991 and fourteen Boeing 727-100 Freighters were sold to Emery in 1993.


Remarketing Update


Sale of Aircraft to Continental - The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. The Partnership is currently negotiating an agreement to sell these aircraft to Continental.


Partnership Operations

The Partnership recorded net income of $68,322, or an allocated net loss of $.61 per limited partnership unit, for the three months ended March 31, 1994, compared to a net loss of $1,848,115, or $4.78 per unit, for the same period in 1993. The improvement in operating results in the first quarter of 1994 is due primarily to a significant decrease in depreciation expense in 1994, partially offset by lower revenues and increased operating expense.

Depreciation expense was significantly lower for the three months ended March 31, 1994 as compared to the same period in 1993. The three months ended March 31, 1993 include approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the Emery aircraft. Consequently, depreciation expense for the first quarter 1994 does not include depreciation expense for the Emery aircraft sold during 1993.

Partially offsetting the decrease in depreciation expense is the decline in rental revenues for the first three months of 1994 compared with the same period in 1993. The Emery aircraft were sold at the termination of the extended leases in January and April 1993, and no further rentals were received. Additionally, the six aircraft formerly on lease to Britannia beginning in 1988 were returned to the Partnership on various dates in October, November and December 1993.
Four of the aircraft were re-leased in February 1994 as previously discussed and two of the aircraft are being remarketed for sale or lease. Partially offsetting lower 1994 revenues was a gain of $425,000 on the sale of the aircraft to Total Aerospace in February 1994, compared to a net loss of $555,676 on one aircraft sold to Emery during the first quarter 1993.

Further offsetting the decrease in depreciation expense for the first three months of 1994 were aircraft operating expenses (maintenance and remarketing costs) necessary to remarket the Boeing 737-200 aircraft and Boeing 737-200 Advanced aircraft formerly on lease to Britannia.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from lessees with the exception of a partial lease payment from TBG Airways and initial maintenance reserve payments from TBG Airways and GB Airways. As discussed in the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the lease with ATA includes a rent suspension period. As specified in the lease, ATA began making scheduled rental payments in January 1994. As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $163,077 for new image modifications during the first three months of 1994. The Partnership's balance sheets reflect as notes receivable such reimbursable costs financed through March 31, 1994 and December 31, 1993. Cash reserves of approximately $15.5 million as of March 31, 1994 are being retained to finance a portion of the costs which may be incurred under the leases with Continental and ATA as discussed in the Form 10-K and to cover the potential costs of remarketing the Partnership's off-lease aircraft.

Cash Distributions - Cash distributions to limited partners during the first quarter 1994 and 1993 totalled $3,749,730, or $7.50 per limited partnership unit, and $5,624,595, or $11.25 per unit, respectively. The lower 1994 cash available for distribution resulted from the absence of lease revenue from the ATA lease through January 1994 and the Partnership's accumulation of cash reserves to meet potential future financing requirements under the ATA and Continental leases. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, the Partnerships ability to re-lease the off-lease aircraft, and receipt of rental payments from Continental, ATA, GB Airways, and TBG Airways.

                           Part II.  Other Information

Item 1. LEGAL PROCEEDINGS

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to such actions or proceedings during the period covered by this report.

Vern A. Kepford, et al. v. Prudential Securities, et al. On April 13, 1994, an action entitled Vern A. Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. Plaintiffs' Original Petition (the Petition) names Polaris Investment Management Corporation (PIMC), Polaris Securities Corporation (PSC), Polaris Holding Company (PHC), Polaris Aircraft Leasing Corporation (PALC), Polaris Aircraft Income Funds I - VI (collectively, the Partnerships), General Electric Capital Corporation (GE Capital), Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a Summons and the Petition on or about May 2, 1994. The Petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act (the DTPA), sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the DTPA.

Howland, et al. v. Polaris Holding Company, et al. On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in the Partnerships. The complaint names each of the Partnerships, PIMC, PHC, PALC, PSC, GE Capital, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. As of May 11, 1994, neither PIMC nor any of its affiliates has been served with the complaint. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached of their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an accounting of all monies invested by Plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. An action entitled Reuben Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. Plaintiffs have subsequently filed a Second Amended Original Petition (the Amended Petition). As of May 11, 1994, neither PIMC nor any of its affiliates has received service of any petition, and the Partnership has not yet determined when this action was commenced. This action purports to be on behalf of over one hundred individual investors who purchased units in the Partnerships. The Amended Petition names PIMC, Polaris Aircraft Income Fund I, Prudential Securities, Inc. and Jerry Cohn as defendants and alleges that these defendants violated the Texas Securities Act and the DTPA and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnerships. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the DTPA.

Other Proceedings - Item 10 of Part III of the Partnership's 1993 Form 10-K discusses certain actions which have been filed against PIMC and others in connection with the sale of interests in the Partnerships and the management of the Partnerships. With respect to Weisl, et al., v. Polaris Holding Company, et al., the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on April 19, 1994 on the grounds that the action was barred by the statute of limitations. In addition, an amended complaint filed by plaintiffs in Weisl on or about January 25, 1994, which may contain timely claims, is pending. There have been no material developments with respect to any of the other actions described therein during the period covered by this report.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           None

b)      Reports on Form 8-K

           No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                                                SIGNATURE



Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    POLARIS AIRCRAFT INCOME FUND IV
                                                                    (Registrant)
                                                                    By:      Polaris Investment
                                                                             Management Corporation,
                                                                             General Partner


      May 12, 1994                                                            By:    /S/Bobbe V. Sabella
                                                                                     Bobbe V. Sabella
                                                                                     Vice President and
                                                                                     Chief Financial Officer
                                                                                     (principal financial
                                                                                     officer and principal
                                                                                     accounting officer of
                                                                                     Polaris Investment
                                                                                     Management Corporation,
                                                                                     General Partner of the
                                                                                     Registrant)































