Form 10-Q
period 1994-06-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1994-08-15
CIK 818145

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549





            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994


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

                        State of Organization: California
                   IRS Employer Identification No. 94-3039169
          Four Embarcadero Center, San Francisco, California 94111-4146
                           Telephone - (415) 362-0333




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                     Yes   X             No







                       This document consists of 24 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1994





                                      INDEX


Part I.   Financial Information                                             Page

        Item 1.   Financial Statements

               a) Balance Sheets - June 30, 1994 and
                  December 31, 1993 . . . . . . . . . . . . . . . . . . . . .  3

               b) Statements of Operations - Three Months and
                  Six Months Ended June 30, 1994 and 1993 . . . . . . . . . .  4

               c) Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1993
                  and Six Months Ended June 30, 1994  . . . . . . . . . . . .  5

               d) Statements of Cash Flows - Six Months
                  Ended June 30, 1994 and 1993  . . . . . . . . . . . . . . .  6

               e) Notes to Financial Statements   . . . . . . . . . . . . . .  7

        Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . . . 11



Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 15

        Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . 17

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . 23

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

                                                     Part I.  Financial Information
Item 1.  Financial Statements

                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership


                                                             BALANCE SHEETS


                                                                                             June 30,                December 31,
                                                                                               1994                      1993
                                                                                           (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                                                                $     18,649,388      $       628,222


SHORT-TERM INVESTMENTS, at cost which approximates market value                                    -                19,845,972


      Total Cash and Cash Equivalents and Short-Term Investments                               18,649,388           20,474,194

RENT AND OTHER RECEIVABLES                                                                      1,424,334            1,348,406

NOTES RECEIVABLE                                                                                6,138,863            1,522,301

AIRCRAFT at cost, net of accumulated depreciation of
 $43,211,672 in 1994 and $56,432,464 in 1993                                                   75,180,601           92,256,548

OTHER ASSETS, net of accumulated amortization of
 $2,069,479 in 1994 and 1993                                                                       -                    35,887

                                                                                         $    101,393,186      $   115,637,336

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                    $        197,887      $       543,580

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                          380,000               14,000

LESSEE SECURITY DEPOSITS                                                                        1,015,000              490,000

MAINTENANCE RESERVES                                                                              351,027               -

      Total Liabilities                                                                         1,943,914            1,047,580

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                                                               (3,461,255)          (3,309,775)
 Limited Partners, 499,964 units issued and outstanding                                       102,910,527          117,899,531

      Total Partners' Capital                                                                  99,449,272          114,589,756

                                                                                         $    101,393,186      $   115,637,336

                                    The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                                        STATEMENTS OF OPERATIONS
                                                               (Unaudited)



                                                             Three Months Ended                            Six Months Ended
                                                                  June 30,                                     June 30,

                                                             1994                1993                 1994                  1993
REVENUES:
     Rent from operating leases                    $       3,037,419    $      5,849,745      $    6,159,392       $    12,642,450
     Interest                                                424,349             555,970             829,069             1,015,370
     Net gain (loss) on sale of aircraft                  (6,707,562)             63,357          (6,282,562)             (492,319)
              Total Revenues                              (3,245,794)          6,469,072             705,899            13,165,501

EXPENSES:
     Depreciation and amortization                         2,531,776           2,593,067           5,335,520            10,452,087
     Management and advisory fees                            151,871             292,488             307,970               632,123
     Operating                                               860,929             154,724           1,730,907               460,408
     Administration and other                                 85,703              81,287             139,253               121,492
              Total Expenses                               3,630,279           3,121,566           7,513,650            11,666,110

NET INCOME (LOSS)                                  $      (6,876,073)   $      3,347,506      $   (6,807,751)      $     1,499,391


NET INCOME ALLOCATED TO THE GENERAL PARTNER        $         306,174    $        595,878      $      681,793       $     1,139,800


NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS    $      (7,182,247)   $      2,751,628      $   (7,489,544)      $       359,591


NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT     $          (14.37)   $           5.50      $       (14.98)      $          0.72
















                                        The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               (Unaudited)





                                                                           Year Ended December 31, 1993 and
                                                                            Six Months Ended June 30, 1994

                                                                   General              Limited
                                                                   Partner             Partners               Total
             Balance, December 31, 1992                        $       (643,718)    $    156,836,664     $    156,192,946

                 Net income                                           1,916,946            2,309,897            4,226,843

                 Cash distributions to partners                      (4,583,003)         (41,247,030)         (45,830,033)

             Balance, December 31, 1993                              (3,309,775)         117,899,531          114,589,756

                 Net income (loss)                                      681,793           (7,489,544)          (6,807,751)

                 Cash distributions to partners                        (833,273)          (7,499,460)          (8,332,733)

             Balance, June 30, 1994                            $     (3,461,255)    $    102,910,527     $     99,449,272


























                                        The accompanying notes are an integral part of these statements.

                                                    POLARIS AIRCRAFT INCOME FUND IV,
                                                    A California Limited Partnership

                                                        STATEMENTS OF CASH FLOWS
                                                               (Unaudited)

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                1994                     1993
OPERATING ACTIVITIES:
 Net income (loss)                                                                    $       (6,807,751)      $         1,499,391
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization                                                            5,335,520                10,452,087
      Net loss on sale of aircraft                                                             6,282,562                   492,319
      Changes in operating assets and liabilities:
          Increase in rent and other receivables                                                 (75,928)                 (526,922)
          Decrease in other assets                                                                35,887                    21,548
          Increase (decrease) in payable to affiliates                                          (345,693)                  328,783
          Increase (decrease) in accounts payable and accrued liabilities                        366,000                   (18,000)
          Increase in lessee security deposits                                                   525,000                    -
          Increase in maintenance reserves                                                       351,027                    -
          Decrease in deferred income                                                             -                       (430,949)

                Net cash provided by operating activities                                      5,666,624                11,818,257

INVESTING ACTIVITIES:
 Increase in notes receivable                                                                   (163,077)                   -
 Principal payments on notes receivable                                                          579,380                    55,436
 Proceeds from sale of aircraft                                                                  425,000                27,500,000

                Net cash provided by investing activities                                        841,303                27,555,436

FINANCING ACTIVITIES:
 Cash distributions to partners                                                               (8,332,733)              (12,499,100)

                Net cash used in financing activities                                         (8,332,733)              (12,499,100)


CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                               (1,824,806)               26,874,593


CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                   20,474,194                20,900,830


CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD                 $       18,649,388       $        47,775,423






                                        The accompanying notes are an integral part of these statements.

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


2.  Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for two Boeing 727-200 Advanced aircraft formerly on lease to USAir, Inc. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January 1994, although recognition of rental income will be spread over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership has sold one aircraft as discussed in Note 4 and is marketing one aircraft for sale or lease.

Under the ATA lease, the Partnership agreed to incur certain maintenance costs estimated at approximately $817,000. In addition, the Partnership may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. During the first six months of 1994, the Partnership received all scheduled principal and interest payments due under the notes. The balances of the notes at June 30, 1994 and December 31, 1993 were $1,024,155 and $1,103,089, respectively.

3.   Continental Airlines, Inc. (Continental) Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and Five Boeing 727-200 aircraft were modified. The modified agreement specifies (i) extension of the leases for the five Boeing 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. In February 1994, the Partnership loaned Continental $163,077 for modification costs. The Partnership's balance sheets reflect the net reimbursable costs incurred of $459,179 and $419,212 as of June 30, 1994 and December 31, 1993, respectively, as notes receivable.


4.  Sale to Total Aerospace Services, Inc. (Total Aerospace)

In February 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Note 2, to Total Aerospace for $425,000. The Partnership recorded a gain on sale of $425,000 in the first quarter of 1994.


5.  Lease to GB Airways Limited (GB Airways)

In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft, formerly on lease to Britannia Airways Limited (Britannia), to GB Airways. Lease payments for the interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is 58% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 67% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial rate. The lease stipulates that the Partnership share in the cost of meeting certain Airworthiness Directives (ADs), not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time.


6.  Lease to TBG Airways Limited (TBG Airways)


In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, to TBG Airways. Lease payments for the interim lease term through April 1994 were at a variable rate based on usage.
Thereafter and through the end of the lease in October 1998, the rate is increased annually from 55% to as much as 80% of the original rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. TBG Airways has the option to terminate the lease early in April 1997 after paying a termination fee of $250,000. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each.


7.  Sale to Continental

The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. On May 26, 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $5,032,865. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. During the second quarter of 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at June 30, 1994 was $4,655,529.


8.  Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:


                                        Payments for
                                        Three Months
                                            Ended          Payable at
                                        June 30, 1994    June 30, 1994

        Aircraft Management Fees        $    153,840     $     69,374

        Out-of-Pocket Administrative
        Expense Reimbursement                 94,690           80,261

        Out-of-Pocket Maintenance and
        Remarketing Expense
        Reimbursement                        937,242           48,252
                                         -----------      -----------
                                        $  1,185,772     $    197,887
                                         ===========      ===========

9.  Subsequent Events

Lease to Viscount Air Services, Inc. (Viscount) - The Partnership has agreed to lease two Boeing 737-200 aircraft, formerly on lease to Britannia, to Viscount for five years beginning in July 1994 and August 1994. The lease rates are the same as the prior rates received from Britannia during the lease extension period as discussed in the Form 10-K. The leases specify the Partnership incur certain maintenance and modification costs estimated at approximately $2.1 million, of which approximately $1.3 million are included in operating expense in the six months ended June 30, 1994 statement of operations. In addition, the Partnership may be required to finance certain aircraft hushkits at an estimated aggregate cost of $3.0 million to $4.0 million, which will be recovered with interest through payments from Viscount over an extended lease term.


Viscount Restructuring

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership for the first six months on the leases of two aircraft. The deferred rents, which aggregate $600,000, will be repaid by Viscount with interest at a rate of 6% per annum beginning in February 1995, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. Payments of interest only at a variable rate in arrears will be paid during the draw down period beginning in August 1994 through December 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period will be due in arrears, together with interest at a rate of 4% per annum over the 18-month U.S. Treasury Rate.
In accordance with the agreement, the Partnership advanced Viscount $193,500 in July 1994.

Option - The Partnership will have the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. The option may be exercised at any time during the option period, which expires on July 20, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 14 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental), two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 737-200 Advanced aircraft formerly leased or subleased to Britannia Airways Limited (Britannia) that were leased to GB Airways Limited (GB Airways) in February 1994, two Boeing 737-200 Advanced aircraft formerly leased or subleased to Britannia, that were leased to TBG Airways Limited (TBG Airways) in February 1994, two Boeing 737-200 aircraft formerly leased or subleased to Britannia, that the Partnership has agreed to lease to Viscount Air Services, Inc. (Viscount) beginning in July 1994 and August 1994 as discussed below, and one Boeing 727-100 that was acquired from ATA in 1993 and is being marketed for sale or lease. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter formerly leased to Emery Aircraft Leasing Corporation (Emery) was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold to Emery in 1993, and five Boeing 727-200 aircraft were sold to Continental in May 1994 as discussed below. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold to Total Aerospace Services, Inc. (Total Aerospace) in February 1994.


Remarketing Update

Sale to Continental - The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. On May 26, 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $5,032,865. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. During the second quarter of 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at June 30, 1994 was $4,655,529.

Lease to Viscount - The Partnership has agreed to lease two Boeing 737-200 aircraft, formerly on lease to Britannia, to Viscount for five years beginning in July 1994 and August 1994. The lease rates are the same as the prior rates received from Britannia during the lease extension period as discussed in the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K). The leases specify the Partnership incur certain maintenance and modification costs estimated at approximately $2.1 million, of which approximately $1.3 million are included in operating expense in the six months ended June 30, 1994 statement of operations. In addition, the Partnership may be required to finance certain aircraft hushkits at an estimated aggregate cost of $3.0 million to $4.0 million, which will be recovered with interest through payments from Viscount over an extended lease term.

Viscount Restructuring

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership for the first six months on the leases of two aircraft. The deferred rents, which aggregate $600,000, will be repaid by Viscount with interest at a rate of 6% per annum beginning in February 1995, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. Payments of interest only at a variable rate in arrears will be paid during the draw down period beginning in August 1994 through December 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period will be due in arrears, together with interest at a rate of 4% per annum over the 18-month U.S. Treasury Rate.
In accordance with the agreement, the Partnership advanced Viscount $193,500 in July 1994.

Option - The Partnership will have the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. The option may be exercised at any time during the option period, which expires on July 20, 1999.


Partnership Operations

The Partnership recorded a net loss of $6,876,073, or $14.37 per limited partnership unit, for the three months ended June 30, 1994, compared to net income of $3,347,506, or $5.50 per unit, for the same period in 1993. The Partnership recorded a net loss of $6,807,751, or $14.98 per limited partnership unit, for the six months ended June 30, 1994, compared to net income of $1,499,391, or $0.72 per unit, for the same period in 1993. The 1994 net losses were attributable to the loss of $6,707,562 recorded in the second quarter of 1994 on the sale of five Boeing 727-200 aircraft to Continental. Partially offsetting the loss on sale was a gain of $425,000 on the sale of one Boeing 727-100 aircraft to Total Aerospace in the first quarter of 1994, compared to a net loss of $492,319 on fourteen Boeing 727-100 aircraft sold to Emery during the first two quarters of 1993.

Further impacting the decrease in total revenues in 1994 was a decline in rental revenues for the three- and six-month periods ended June 30, 1994 compared with the same periods in 1993. The Emery aircraft were sold at the termination of the extended leases in January and April 1993, and no further rentals were received. Additionally, the six aircraft formerly on lease to Britannia beginning in 1988 were returned to the Partnership on various dates in October, November and December 1993. Four of the aircraft were re-leased in February 1994 and two of the aircraft were re-leased in July and August 1994.

Partially offsetting the decrease in total revenues in 1994, depreciation expense was significantly lower for the six months ended June 30, 1994 as compared to the same period in 1993. The six months ended June 30, 1993 include approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the Emery aircraft.
Consequently, depreciation expense for the six months ended June 30, 1994 does not include depreciation expense for the Emery aircraft sold during 1993.

Operating expenses increased in the three- and six-month periods ended June 30, 1994 compared to the same periods in 1993. This increase was the result of maintenance and remarketing costs necessary to remarket the Boeing 737-200 aircraft and Boeing 737-200 Advanced aircraft formerly on lease to Britannia to GB Airways, TBG Airways and Viscount.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from current lessees. As discussed in the Form 10-K, the lease with ATA includes a rent suspension period. As specified in the lease, ATA began making scheduled rental payments in January 1994.

As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed $163,077 for new image modifications during the first quarter of 1994. The Partnership's balance sheets reflect as notes receivable such reimbursable costs financed through June 30, 1994 and December 31, 1993.

To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has negotiated an agreement with Viscount under which it agreed to defer certain rents due the Partnership on two aircraft as previously discussed. These deferred rents will be repaid by Viscount with interest over the remaining terms of the leases. The agreement with Viscount also stipulates that the Partnership will advance Viscount $387,000, primarily for certain maintenance expenses relating to the Partnership's aircraft to be incurred by Viscount. In accordance with the agreement, the Partnership advanced Viscount $193,500 in July 1994. The Partnership will advance Viscount an additional $193,500 prior to December 31, 1994.

Cash reserves of approximately $14.7 million as of June 30, 1994 are being retained to finance a portion of the cost that may be incurred under the leases with Continental and ATA as discussed in the Form 10-K and obligations under the Viscount restructuring agreement as previously discussed.


Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1994 and 1993 were $3,749,730, or $7.50 per limited partnership unit, and $5,624,595, or $11.25 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1994 and 1993 were $7,499,460, or $15.00 per limited partnership unit, and $11,249,190, or $22.50 per unit, respectively. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft, the receipt of rental payments from Continental, ATA, GB Airways, TBG Airways and Viscount, and the receipt of deferred rental payments and financing payments from Viscount.

                           Part II.  Other Information


Item 1. Legal Proceedings


As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K) and in Item I of Part II of the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1994, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to such actions or proceedings during the period covered by this report.

Continental Airlines, Inc. (Continental) - The Partnership continues to negotiate with Continental regarding administrative claims in Continental's bankruptcy proceeding.

Vern A. Kepford, et al. v. Prudential Securities, et al. - Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994, and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitation has expired. On June 29, 1994, plaintiffs filed their First Amended Original Petition, which added additional plaintiffs.

Other Proceedings - Item 10 of Part III of the Partnership's 1993 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Weisl, et al., v. Polaris Holding Company, et al. - On April 19, 1994, the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on the grounds that the statute of limitations barred almost all of the claims in the action. On July 20, 1994, the Court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending.

Reuben Riskind, et al. v. Prudential Securities Inc., et al. - Polaris Investment Management Corporation and Polaris Aircraft Income Fund I received service of the Second Amended Original Petition and filed an Original Answer containing a general denial on June 13, 1994. Subsequently, plaintiffs filed Third and Fourth Amended Original Petitions, which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions (i) for joinder and consolidation of cases in arbitration, (ii) for joinder and consolidation of cases not subject to arbitration, and (iii) for a pre-trial scheduling order. These motions were amended on June 29, 1994 and are now pending.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Multi-District Litigation

Panel. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. A further litigation captioned Romano
v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The case is being coordinated with In re Prudential. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages.

Item 5. Other Information


Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of Polaris Aircraft Income Fund IV (the Partnership), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS Inc.), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). The Polaris Restructuring is part of a larger restructuring involving the commercial aviation operations of GE Capital, which has been PHC's parent company since 1986.


The GE Capital Restructuring

GE Capital is in the process of completing a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, will be managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. (As used herein, the term "Polaris" refers collectively to PHC and its direct and indirect subsidiaries (including PALC and PIMC), and the term "GECAS" refers collectively to the Servicer and to its wholly owned subsidiary, GE Capital Aviation Services, Limited (GECAS Limited), a private limited company incorporated in Ireland.) When this restructuring is completed, the business of GECAS will combine commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of management services to GPA Group plc, a public limited company incorporated in Ireland. (GPA Group plc, together with its consolidated subsidiaries, are collectively referred to herein as "GPA"). Information regarding Polaris, the T&I Division and GPA is set forth below.

Polaris - Beginning in the mid-1980s, Polaris has acted as an operating lessor, acquiring and managing aircraft for its own account and for the account of investment entities sponsored by PIMC. PIMC has sponsored investment programs, including the Partnership, for the purpose of acquiring and leasing jet aircraft. Through such investment programs, as of December 31, 1993, PIMC had spent approximately $1.3 billion of the funds it raised through such investment programs to acquire corporate jet and commercial aircraft that were leased primarily to U.S. domestic carriers. Many of these aircraft have since been re-leased both domestically and abroad. Since its acquisition by GE Capital in 1986, PHC has acquired aircraft for its own account, which aircraft historically have been on short to medium-term operating leases to U.S. domestic and international carriers. As of December 31, 1993, PHC owned 113 aircraft, and the fleet of additional aircraft managed by PALC and PIMC consisted of 127 aircraft, excluding aircraft in disassembly programs.

T&I Division - The business of GE Capital's T&I Division offered a broad range of financial products to airlines and aircraft operators and to aircraft owners, lenders and investors throughout the world, including financing leases (both direct financing and leveraged leases), debt (both senior and subordinated) and equity financing. As of December 31, 1993, the T&I Division's investment portfolio included 284 aircraft, consisting primarily of aircraft on long-term financing leases with U.S.-based carriers.


GPA - GPA was founded in 1975 to provide aircraft leasing and related services to the commercial aviation industry. In 1979, GPA began purchasing aircraft for its own account and continued to expand its aircraft portfolio throughout the 1980s and into the 1990s. In late 1992 and 1993, GPA experienced financial difficulties that led to the restructuring of GPA's business (the GPA Restructuring). As of June 30, 1994, GPA's owned and managed aircraft portfolio consisted of 458 aircraft, of which 355 were owned by GPA, 82 were leased-in, and 21 were managed on behalf of third parties. In connection with the GPA Restructuring, GPA and GECAS Limited entered into a management agreement which provided for GECAS Limited to act as exclusive manager of substantially all the aircraft formerly managed by GPA, including aircraft owned by GPA, its affiliates and certain third parties. As a part of the GPA Restructuring, GPA also granted to GE Capital an option to acquire certain securities of GPA. This option effectively gives GE Capital the right to acquire control of GPA if the option is exercised.


The Polaris Restructuring

In connection with the GE Capital Restructuring, the Servicer has hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements which will be entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs. The Servicer's employees currently include approximately 36 former employees of Polaris. The positions of a number of other employees of Polaris were eliminated in connection with the Polaris Restructuring.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of July 1, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS Inc. will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

                                             PIMC
            Name                             Title


        Howard L. Feinsand                President; Director
        Richard J. Adams                  Vice President; Director
        Rodney Sirmons                    Director
        James W. Linnan                   Vice President
        John E. Flynn                     Vice President
        Robert W. Dillon                  Vice President; Assistant Secretary
        James F. Walsh                    Chief Financial Officer
        James T. Caleshu                  Secretary

All of these management personnel other than Mr. Linnan will be employed by the Servicer and will devote only such portion of their time to the business and affairs of PIMC as they deem necessary or appropriate.

Mr. Feinsand, 46, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS Inc., joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 60, Senior Vice President, Aircraft Marketing - North America of GECAS Inc., served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS Inc. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 52, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 53, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS Inc., served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 52, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 44, Senior Vice President and Chief Financial Officer of GECAS Inc., joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Caleshu, 54, Senior Vice President and General Counsel of GECAS Inc., joined PIMC and PALC in August 1992 as Senior Vice President and General Counsel.
Prior to joining PIMC and PALC, Mr. Caleshu, an attorney, was a partner in the San Francisco firm of Pettit & Martin from 1966 to 1992. Effective July 1, 1994, Mr. Caleshu held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership. (See "The Services Agreement".) In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to deal with ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement.

In connection with the Polaris Restructuring, PIMC is relocating its San Francisco office. On or about September 16, 1994, PIMC's principal office will be moved to 201 Mission Street, San Francisco, California 94104. PIMC's telephone numbers will remain (415) 362-0333 and (800) 652-1285.


GECAS

GECAS is a global commercial aviation financial services company that (i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, GPA and their respective affiliates, and certain third parties. GECAS has approximately 230 employees worldwide and operations in Stamford, Connecticut; Shannon, Ireland; San Francisco, California; and a number of other locations, including Beijing, Chicago, Dallas, Hong Kong, London and Miami.

GECAS is comprised of two wholly owned subsidiaries of GE Capital, the Servicer and GECAS Limited (which is a wholly owned subsidiary of the Servicer). In October 1993, GECAS commenced operations following completion of the GPA Restructuring and had no operating history prior to that time. Initially, GECAS's operations consisted solely of managing substantially all of the aircraft assets owned or leased-in by GPA and aircraft assets that GPA managed on behalf of its affiliates and third parties. Currently, GECAS's operations also include commercial aviation activities conducted in the past by the T&I Division and Polaris. GECAS did not acquire the assets of the T&I Division, Polaris or GPA, but instead has the responsibility for managing the aircraft assets owned and/or formerly managed by such entities, subject in the case of aircraft assets owned by Polaris investment programs to overall management and supervision by PIMC.

GECAS is the world's largest manager of commercial aircraft. As of June 30, 1994, the portfolio managed by GECAS consisted of approximately 888 aircraft, and it is expected that GECAS will enter into an agreement to provide administrative and marketing services with respect to 63 additional aircraft that are owned by a limited liability company in which affiliates of GECAS have an interest. Moreover, from time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. The aircraft in GECAS's managed portfolio are on lease to more than 150 customers in 56 countries throughout the world. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that the Servicer's net worth will be greater than $25,000,000, and has agreed not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.


The Services Agreement

PIMC, as general partner of the Partnership, has entered into a Services Agreement dated as of July 1, 1994, with the Servicer. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of Aircraft, arranging for the re-leasing and sale of Aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

As compensation for services provided by the Servicer, PIMC will pay to the Servicer (i) a portion of the Aircraft Management Fees, Cash Available from Operations and Cash Available from Sales Proceeds received by PIMC under the Partnership Agreement, and (ii) all Sales Commissions received by PIMC under the Partnership Agreement with respect to sales of Partnership Aircraft arranged by the Servicer. The Servicer will also receive an amount equal to the reimbursement for Partnership expenses which PIMC receives from the Partnership on account of expenses incurred by the Servicer in performing services pursuant to the Services Agreement. The expense reimbursement limitations in the Partnership Agreement will not be affected by the Services Agreement.

The Services Agreement recognizes that the Servicer will be providing services with respect to the separate aircraft of GE Capital and its affiliates as well as with respect to the aircraft of third parties, and that conflicts of interest may arise as a result. The Servicer is required to perform services under the Services Agreement in good faith and, to the extent that a particular Partnership Aircraft and other aircraft then in the Servicer's managed portfolio are substantially similar in terms of relevant objectively identifiable characteristics, the Servicer must not discriminate between such aircraft on the basis of ownership, fees payable to the Servicer, or on an unreasonable basis. The Services Agreement also requires the Servicer to perform services in accordance with all applicable laws, in a manner consistent with all applicable provisions of the Partnership Agreement, and with such care and in accordance with such standards of performance as would have been applied to PIMC had PIMC performed the services directly.

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such prohibited actions include, among others: (i) selling or otherwise disposing of one or more Aircraft by the Partnership (including the sale or other disposition of an Aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any Aircraft; (iii) terminating or modifying any lease with respect to any Aircraft; (iv) financing or refinancing one or more Aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership; (vi) hiring any broker to sell or lease any Aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

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

                                                                             POLARIS AIRCRAFT INCOME FUND IV,
                                                                             A California Limited Partnership
                                                                             (Registrant)
                                                                             By:     Polaris Investment
                                                                                     Management Corporation,
                                                                                     General Partner


      August 10, 1994                                                                By:     /S/James F. Walsh
                                                                                            James F. Walsh
                                                                                            Chief Financial Officer
                                                                                            (principal financial
                                                                                            officer and principal
                                                                                            accounting officer of
                                                                                            Polaris Investment
                                                                                            Management Corporation,
                                                                                            General Partner of the
                                                                                            Registrant)





























