Form 10-Q
period 1994-09-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1994-11-14
CIK 818145

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549





           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994


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

                       State of Organization: California
                   IRS Employer Identification No. 94-3039169
        201 Mission Street, 27th Floor, San Francisco, California 94105
                           Telephone - (415) 284-7400




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                     Yes   X             No

                      This document consists of 16 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

         FORM 10-Q - For the Quarterly Period Ended September 30, 1994




                                     INDEX


Part I.   Financial Information                                            Page

        Item 1.   Financial Statements


               a)   Balance Sheets - September 30, 1994 and
                    December 31, 1993 . . . . . . . . . . . . . . . . . . . . 3

               b)   Statements of Operations - Three Months and
                    Nine Months Ended September 30, 1994 and 1993 . . . . . . 4

               c)   Statements of Changes in Partners' Capital
                    (Deficit) - Year Ended December 31, 1993
                    and Nine Months Ended September 30, 1994  . . . . . . . . 5

               d)   Statements of Cash Flows - Nine Months
                    Ended September 30, 1994 and 1993 . . . . . . . . . . . . 6

               e)   Notes to Financial Statements . . . . . . . . . . . . . . 7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . .  11


Part II.  Other Information

        Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .  14

        Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  15

        Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                                    Part I.  Financial Information

Item 1.  Financial Statements

                                                   POLARIS AIRCRAFT INCOME FUND IV,
                                                   A California Limited Partnership

                                                            BALANCE SHEETS

                                                                                          September 30,          December 31,
                                                                                              1994                   1993
                                                                                              ----                   ----
                                                                                          (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                                                                $     19,000,751      $       628,222

SHORT-TERM INVESTMENTS, at cost which approximates market value                                    -                19,845,972
                                                                                        -----------------     ----------------
          Total Cash and Cash Equivalents and Short-Term Investments                           19,000,751           20,474,194

RENT AND OTHER RECEIVABLES                                                                      1,602,104            1,348,406

NOTES RECEIVABLE                                                                                6,400,519            1,522,301

AIRCRAFT at cost, net of accumulated depreciation of
   $45,283,459 in 1994 and $56,432,464 in 1993                                                 73,108,814           92,256,548

OTHER ASSETS, net of accumulated amortization of
   $2,094,999 in 1994 and $2,069,479 in 1993                                                      115,251               35,887
                                                                                        -----------------    -----------------
                                                                                         $    100,227,439      $   115,637,336
                                                                                        =================    =================


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                                                    $      1,117,177      $       543,580

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                        1,001,527               14,000

LESSEE SECURITY DEPOSITS                                                                        1,061,335              490,000

MAINTENANCE RESERVES                                                                            1,163,134               -
                                                                                        -----------------    -----------------
          Total Liabilities                                                                     4,343,173            1,047,580
                                                                                        -----------------    -----------------


PARTNERS' CAPITAL (DEFICIT):
   General Partner                                                                             (3,496,937)          (3,309,775)
   Limited Partners, 499,964 units issued and outstanding                                      99,381,203          117,899,531
                                                                                        -----------------    -----------------
          Total Partners' Capital                                                              95,884,266          114,589,756
                                                                                        -----------------    -----------------
                                                                                         $    100,227,439      $   115,637,336
                                                                                        =================    =================

                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND IV,
                                                   A California Limited Partnership

                                                       STATEMENTS OF OPERATIONS

                                                              (Unaudited)


                                                                Three Months Ended                       Nine Months Ended
                                                                   September 30,                           September 30,
                                                                   -------------                           -------------
                                                            1994                1993                 1994                 1993
                                                            ----                ----                 ----                 ----
REVENUES:

   Rent from operating leases                         $   2,919,948        $  4,509,807         $  9,079,340          $ 17,152,257
   Interest                                                 482,075             443,092            1,311,144             1,458,462
   Net gain (loss) on sale of aircraft                      245,937              -                (6,036,625)             (492,319)
                                                     --------------       -------------       --------------         -------------
          Total Revenues                                  3,647,960           4,952,899            4,353,859            18,118,400
                                                     --------------       -------------       --------------         -------------
EXPENSES:

   Depreciation and amortization                          2,097,306           2,576,509            7,432,826            13,028,596
   Management and advisory fees                             145,997             225,490              453,967               857,613
   Operating                                              1,440,085              26,950            3,170,992               487,358
   Administration and other                                  57,605              66,043              196,858               187,535
                                                     --------------       -------------       --------------         -------------
          Total Expenses                                  3,740,993           2,894,992           11,254,643            14,561,102
                                                     --------------       -------------       --------------         -------------
NET INCOME (LOSS)                                     $     (93,033)       $  2,057,907         $ (6,900,784)         $  3,557,298
                                                     ==============       =============       ==============         =============
NET INCOME ALLOCATED TO THE GENERAL PARTNER           $     311,516        $    395,515         $    993,309          $  1,535,315
                                                     ==============       =============       ==============         =============
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS       $    (404,549)       $  1,662,392         $ (7,894,093)         $  2,021,983
                                                     ==============       =============       ==============         =============
NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $       (0.81)       $       3.32         $     (15.79)         $       4.04
                                                     ==============       =============       ==============         =============

                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND IV,
                                                   A California Limited Partnership

                                         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                              Year Ended December 31, 1993 and
                                                                      Nine Months Ended September 30, 1994 (Unaudited)
                                                                      ------------------------------------------------

                                                                       General             Limited
                                                                       Partner            Partners               Total
                                                                       -------            --------               -----
             Balance, December 31, 1992                            $      (643,718)    $    156,836,664      $   156,192,946

                 Net income                                              1,916,946            2,309,897            4,226,843

                 Cash distributions to partners                         (4,583,003)         (41,247,030)         (45,830,033)
                                                                ------------------  -------------------  -------------------

             Balance, December 31, 1993                                 (3,309,775)         117,899,531          114,589,756

                 Net income (loss)                                         993,309           (7,894,093)          (6,900,784)

                 Cash distributions to partners                         (1,180,471)         (10,624,235)         (11,804,706)
                                                                ------------------  -------------------  -------------------

             Balance, September 30, 1994 (Unaudited)               $    (3,496,937)    $     99,381,203      $    95,884,266
                                                                ==================  ===================  ===================

                                   The accompanying notes are an integral part of these statements.

                                                   POLARIS AIRCRAFT INCOME FUND IV,
                                                   A California Limited Partnership

                                                       STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                     -------------
                                                                                             1994                     1993
                                                                                             ----                     ----
OPERATING ACTIVITIES:
   Net income (loss)                                                                    $    (6,900,784)      $    3,557,298

   Adjustments to reconcile net income (loss) to net cash  provided by operating activities:
      Depreciation and amortization                                                           7,432,826           13,028,596
      Net loss on sale of aircraft                                                            6,036,625              492,319
      Changes in operating assets and liabilities:
          Increase in rent and other receivables                                               (253,698)            (889,982)
          Decrease (increase) in other assets                                                  (104,884)              38,365
          Increase in payable to affiliates                                                     573,597               42,384
          Increase (decrease) in accounts payable and accrued liabilities                       987,527              (18,000)
          Increase in lessee security deposits                                                  571,335               -
          Increase in maintenance reserves                                                    1,163,134               -
          Decrease in deferred income                                                           -                   (430,949)
                                                                                     ------------------   ------------------
                Net cash provided by operating activities                                     9,505,678           15,820,031
                                                                                     ------------------   ------------------


INVESTING ACTIVITIES:
   Increase in notes receivable                                                                (979,323)          (1,164,800)
   Principal payments on notes receivable                                                     1,133,971               99,673
   Proceeds from sale of aircraft                                                               670,937           27,500,000
                                                                                     ------------------   ------------------
                Net cash provided by investing activities                                       825,585           26,434,873
                                                                                     ------------------   ------------------
FINANCING ACTIVITIES:
   Cash distributions to partners                                                           (11,804,706)         (41,663,667)
                                                                                     ------------------   ------------------
                Net cash used in financing activities                                       (11,804,706)         (41,663,667)
                                                                                     ------------------   ------------------


CHANGES IN CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS                              (1,473,443)             591,237

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT BEGINNING OF PERIOD                  20,474,194           20,900,830
                                                                                     ------------------   ------------------
CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AT END OF PERIOD                   $    19,000,751       $   21,492,067
                                                                                     ==================   ==================

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


2.  Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for two Boeing 727-200 Advanced aircraft formerly on lease to USAir, Inc. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January 1994, although recognition of rental income will be amortized over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership has sold both of these aircraft as discussed in Note 4 and Note 10.

Under the ATA lease, the Partnership agreed to incur certain maintenance costs estimated at approximately $817,000. In addition, the Partnership may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. During the first nine months of 1994, the Partnership received all scheduled principal and interest payments due under the notes. The balances of the notes at September 30, 1994 and December 31, 1993 were $986,442 and $1,103,089, respectively.


3.   Continental Airlines, Inc. (Continental) Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and Five Boeing 727-200 aircraft were modified. The modified agreement specifies (i) extension of the leases for the five Boeing 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $899,827 and $419,212 as of September 30, 1994 and December 31, 1993, respectively, as notes receivable.

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

The Partnership incurred legal costs related to the lease acquisition totaling $84,519. These costs, which were capitalized and reflected as other assets in the Partnership's September 30, 1994 balance sheet, are being amortized over the term of the lease.


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

The Partnership incurred legal costs related to the lease acquisition totaling $56,252. These costs, which were capitalized and reflected as other assets in the Partnership's September 30, 1994 balance sheet, are being amortized over the term of the lease.


7.  Sale to Continental

The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sale price of $5,032,865. The Partnership agreed to accept payment of the sale price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. During the second and third quarters of 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at September 30, 1994 was $4,187,235.

8.  Lease to Viscount Air Services, Inc. (Viscount)

The Partnership leased two Boeing 737-200 aircraft, formerly on lease to Britannia, to Viscount for five years beginning in July 1994 and September 1994. The lease rates are the same as the prior rates received from Britannia during the lease extension period as discussed in the Form 10-K. Prior to the delivery of the aircraft to Viscount, the Partnership performed certain maintenance and modification work on the aircraft estimated to aggregate approximately $2.53 million, which is included in operating expense in the nine months ended September 30, 1994 statement of operations. In addition, the Partnership may be required to finance certain aircraft hushkits at an estimated aggregate cost of $3.0 million to $4.0 million, which will be recovered with interest through payments from Viscount over an extended lease term.


9.  Viscount Restructuring

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership for the first six months on the leases of two aircraft. The deferred rents, which will aggregate $600,000, will be repaid by Viscount with interest at a rate of 6% per annum beginning in February 1995, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. Payments of interest only at variable rates in arrears are being paid by Viscount beginning in August 1994 through December 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period will be due in arrears, together with interest at a rate of 4% per annum over the 18-month U.S. Treasury Rate on December 29, 1994. In accordance with the agreement, the Partnership advanced Viscount $327,015 during the third quarter of 1994.

Option - The Partnership has the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. The option may be exercised at any time during the option period, which expires on July 20, 1999.


10.   Sale to Sunrise Partners, Inc. (Sunrise Partners)

In August 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Note 2, to Sunrise Partners for $250,000. The Partnership paid excise tax on the transfer of ownership of the aircraft in the amount of $4,062 and recorded a net gain on sale of $245,938 in the third quarter of 1994.

11.   Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                     Payments for
                                  Three Months Ended      Payable at
                                  September 30, 1994  September 30, 1994
                                  ------------------  ------------------
       Aircraft Management Fees      $  137,022          $   78,349

       Out-of-Pocket Administrative
         Expense Reimbursement           58,261             189,743

       Out-of-Pocket Maintenance
         and Remarketing Expense
         Reimbursement                   48,253             849,085
                                  -------------       -------------
                                     $  243,536          $1,117,177
                                  =============       =============

12.     Subsequent Event

Viscount Maintenance Advance - In accordance with the Viscount restructuring agreement as discussed in Note 9, the Partnership advanced $59,985, the balance of the line of credit, to Viscount in October 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental), two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA), two Boeing 737-200 Advanced aircraft formerly on lease to Britannia Airways Limited (Britannia) that were leased to GB Airways Limited (GB Airways) in February 1994, two Boeing 737-200 Advanced aircraft formerly on lease to Britannia, that were leased to TBG Airways Limited (TBG Airways) in February 1994, two Boeing 737-200 aircraft formerly on lease to Britannia, that were leased to Viscount Air Services, Inc. (Viscount) beginning in July 1994 and September 1994 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter formerly leased to Emery Aircraft Leasing Corporation (Emery) was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold to Emery in 1993, and five Boeing 727-200 aircraft were sold to Continental in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold to Total Aerospace Services, Inc. (Total Aerospace) in February 1994 and the second Boeing 727-100 aircraft was sold to Sunrise Partners, Inc. (Sunrise Partners) in August 1994 as discussed below.


Remarketing Update

Lease to Viscount - As discussed in the Partnership's Quarterly Report to the Securities and Exchange Commission on Form 10-Q (Form 10-Q) for the quarterly period ended June 30, 1994, the Partnership has leased two Boeing 737-200 aircraft, formerly on lease to Britannia, to Viscount for five years beginning in July 1994 and September 1994.

Sale to Sunrise Partners - In August 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in the Partnership's 1993 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), to Sunrise Partners for $250,000. The Partnership paid excise taxes on the transfer of ownership of the aircraft in the amount of $4,062 and recorded a net gain on sale of $245,938 in the third quarter of 1994.

Viscount Restructuring

As discussed in the June 30, 1994 Form 10-Q, the Partnership agreed to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $327,015 during the third quarter of 1994. The Partnership advanced $59,985, the balance of the line of credit, to Viscount in October 1994.

Partnership Operations

The Partnership recorded a net loss of $93,033, or $0.81 per limited partnership unit, for the three months ended September 30, 1994, compared to net income of $2,057,907, or $3.32 per unit, for the same period in 1993. The Partnership recorded a net loss of $6,900,784, or $15.79 per limited partnership unit, for the nine months ended September 30, 1994, compared to net income of $3,557,298, or $4.04 per unit, for the same period in 1993. The net loss for the nine months ended September 30, 1994 was primarily attributable to the loss of $6,707,562 recorded in the second quarter of 1994 on the sale of five Boeing 727-200 aircraft to Continental as discussed in the June 30, 1994 Form 10-Q. Partially offsetting the loss on sale was a gain of $425,000 on the sale of one Boeing 727-100 aircraft to Total Aerospace in the first quarter of 1994 and a gain of $245,938 on the sale of one Boeing 727-100 aircraft to Sunrise Partners in the third quarter of 1994, compared to a net loss of $492,319 on fourteen Boeing 727-100 aircraft sold to Emery during the first two quarters of 1993.

The decline in operating results for both the three- and nine-month periods ended September 30, 1994 as compared with the same periods in 1993 was further impacted by a decrease in rental revenues during 1994. The Emery aircraft were sold at the termination of the extended leases in January and April 1993, and no further rentals were received. Additionally, the six aircraft formerly on lease to Britannia beginning in 1988 were returned to the Partnership on various dates in October, November and December 1993. Four of the aircraft were re-leased in February 1994 and two of the aircraft were re-leased in July and September 1994. Lastly, the leases of five Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994.

Further impacting the decline in operating results in 1994 was an increase in operating expenses during both the three- and nine-month periods ended September 30, 1994 as compared to the same periods in 1993. This increase was the result of maintenance and remarketing costs necessary to remarket the Boeing 737-200 aircraft and Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, to GB Airways, TBG Airways and Viscount.

Partially offsetting the decrease in total revenues and the increase in operating expense in 1994, depreciation expense was significantly lower for the nine months ended September 30, 1994 as compared to the same period in 1993. The nine months ended September 30, 1993 include approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the Emery aircraft. Consequently, depreciation expense for the nine months ended September 30, 1994 does not include depreciation expense for the Emery aircraft sold during 1993 and includes only five months of depreciation expense for the five Boeing 727-200 aircraft sold to Continental in May 1994.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from current lessees. However, to assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has negotiated an agreement with Viscount under which it agreed to defer certain rents due the Partnership on two aircraft. These deferred rents will be repaid by Viscount with interest over the remaining terms of the leases. The agreement with Viscount also stipulates that the Partnership will advance Viscount $387,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 in four installments from July 1994 through October 1994.

As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, AD compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed an additional $489,231 for new image modifications during the third quarter of 1994. The Partnership's balance sheets reflect as notes receivable such reimbursable costs financed through September 30, 1994 and December 31, 1993.
The Partnership's cash reserves are being retained to finance a portion of the cost that may be incurred under the leases with Continental and ATA as discussed in the Form 10-K and obligations under the Viscount restructuring agreement as previously discussed.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1994 and 1993 were $3,124,775, or $6.25 per limited partnership unit and $26,248,110, or $52.50 per unit, respectively. Cash distributions to limited partners during the nine months ended September 30, 1994 and 1993 were $10,624,235, or $21.25 per limited partnership unit, and $37,497,300, or $75.00 per unit, respectively. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft, the receipt of rental payments from Continental, ATA, GB Airways, TBG Airways and Viscount, and the receipt of deferred rental payments and financing payments from Viscount.

                          Part II.  Other Information


Item 1. Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1993 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994, respectively, there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.


Continental Airlines, Inc. (Continental) - The Partnership continues to negotiate with Continental regarding administrative claims in Continental's bankruptcy proceeding.

Vern A. Kepford, et al. v. Prudential Securities, et al. - On July 14, 1994, plaintiffs filed their Second Amended Original Petition which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. Defendants objections and responses to Plaintiffs' First Request for Production were filed on July 29, 1994. On August 11, 1994, after plaintiffs again amended their petition by adding numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Reuben Riskind, et al. v. Prudential Securities Inc., et al. - On August 31, 1994, plaintiffs filed their Fifth Amended Original Petition adding additional plaintiffs. On that same day, plaintiffs also filed their Second Plea in Intervention adding nearly 2,000 plaintiffs. On September 7, 1994, the court determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On September 29, 1994, defendants removed the severed action to the United States District Court, Western District of Texas, Del Rio Division. On October 27, 1994, the action was remanded back to state court. On October 4, 1994, plaintiffs filed their Sixth Amended Petition adding as defendants: the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

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

Weisl, et al., v. Polaris Holding Company, et al. - On April 19, 1994, the Supreme Court of the State of New York, County of New York, granted the defendants' motion to dismiss the complaint on the grounds that the statute of limitations barred almost all of the claims in the action. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994.

Novak, et al. v. Polaris Holding Company, et al. - On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss the purported derivative complaint. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to plaintiffs to replead. On October 7, 1994, defendants filed a notice of appeal.

Harner, et al. v. Prudential Bache Securities - On September 8, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.



Item 6. Exhibits and Reports on Form 8-K


a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           27.  Financial Data Schedules

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

                                                                             POLARIS AIRCRAFT INCOME FUND IV,
                                                                             A California Limited Partnership
                                                                             (Registrant)
                                                                             By:     Polaris Investment
                                                                                     Management Corporation,
                                                                                     General Partner


      November 10, 1994                                                              By:    /S/James F. Walsh
      -----------------                                                                     ----------------------
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