Form 10-K
POLARIS AIRCRAFT INCOME FUND IV
filed 1995-03-30
CIK 818145

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K
                              --------------------

            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---    SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                  For the fiscal year ended December 31, 1994

                                       OR

           --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                 For the transition period from     to
                                                ---    ---

                         Commission File No.  33-15551

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    California                    94-3039169
           -----------------------------   -------------------------
          (State or other jurisdiction of   (IRS Employer I.D. No.)
          incorporation or organization)

     201 Mission Street, 27th Floor, San Francisco, California     94105
     ---------------------------------------------------------   ----------
          (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code:    (415) 284-7400

           Securities registered pursuant to Section 12(b) of the Act:  None

              Securities registered pursuant to Section 12(g) of the Act:
     Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ---

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1994.

                   Documents incorporated by reference:  None

                      This document consists of 43 pages.

                                     PART I


Item 1.   Business

The principal objectives of Polaris Aircraft Income Fund IV, A California Limited Partnership (PAIF-IV or the Partnership) are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-IV was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

PAIF-IV has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance and sell aircraft for their own accounts and for existing aircraft leasing programs sponsored by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner and its affiliates and GPA.

A brief description of the aircraft owned by the Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to American Trans Air, Inc. (ATA), Continental Airlines, Inc. (Continental), GB Airways Limited (GB Airways), TBG Airways Limited (TBG Airways), and Viscount Air Services, Inc. (Viscount) as of December 31, 1994:


                                      Number of   Lease
Lessee             Aircraft Type      Aircraft  Expiration  Renewal Options (6)
------             -------------      --------  ----------  -------------------
ATA           Boeing 727-200 Advanced     1     2/00 (1)    up to three one-year
                                                            periods
              Boeing 727-200 Advanced     1     3/00 (1)    up to three one-year
                                                            periods

Continental   McDonnell Douglas DC-9-30   5     6/96 (2)    none

GB Airways    Boeing 737-200 Advanced     2    10/96 (3)    one year

TBG Airways   Boeing 737-200 Advanced     2    10/98 (4)    none

Viscount      Boeing 737-200              1     7/99 (5)    none
              Boeing 737-200              1     8/99 (5)    none




(1) These aircraft were formerly leased to USAir, Inc. (USAir) through December 1992. The lease rate is approximately 45% of the prior lease rate. The lease included an eleven-month rent suspension period, beginning on the delivery dates in February and March 1993. Under the ATA lease, the Partnership incurred certain maintenance costs of approximately

     $415,000 and may be required to finance certain aircraft hushkits at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over an extended lease term. In addition, the Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. As part of the lease transaction, ATA transferred unencumbered title to two of its Boeing 727-100 aircraft to the Partnership in 1993. Both of these aircraft were sold in 1994 as discussed in Item 7.

(2) The Continental leases were modified in 1991; the leases for the Boeing 727-200 aircraft were extended for ten months beyond the initial lease expiration date in June 1993 at approximately 55% of the original lease rates. The Partnership sold these aircraft to Continental upon expiration of the leases in April 1994 as discussed in Item 7. The leases for the McDonnell Douglas DC-9-30 aircraft were extended for 36 months beyond the initial lease expiration date in June 1993 at approximately 79% of the original lease rates. The Partnership also agreed to pay for certain aircraft maintenance, modification and refurbishment costs, expected not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms.

(3) These aircraft were formerly leased or sub-leased to Britannia Airways Limited (Britannia) until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at 85% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease.

     In February 1994, the Partnership leased the aircraft to GB Airways.
     Lease payments for an interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is fixed at 50% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 57% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial fixed rate. The lease stipulates that the Partnership share in the cost of meeting certain Airworthiness Directives (ADs), not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time.

(4) These aircraft were formerly leased or sub-leased to Britannia Airways Limited (Britannia) until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at an aggregate of 75% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease.

     In February 1994, the Partnership leased the aircraft to TBG Airways Limited (TBG Airways). Lease payments for the interim lease term through April 1994 were at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the aggregate rate is periodically increased from 41% to 60% of the original aggregate rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. TBG Airways has the option to terminate the lease early in April 1997 after paying a termination fee of $250,000 per aircraft. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each.

(5) These aircraft were formerly leased or sub-leased to Britannia Airways Limited (Britannia) until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at 53% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease.

     The Partnership leased the aircraft to Viscount for five years beginning in July 1994 and September 1994, respectively. The lease rates are the same as the prior rates received from Britannia during the lease extension period. The Partnership may be required to finance certain aircraft hushkits at an estimated aggregate cost of $3.4 million to $4.0 million, which will be recovered with interest through payments from Viscount over an extended lease term. As discussed in Item 7, the Partnership has negotiated an agreement with Viscount to defer certain rents due the Partnership and to provide financing to Viscount for maintenance expenses relating to the Partnership's aircraft.

(6) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

The Partnership sold both of the Boeing 727-100 aircraft that were transferred
to the Partnership by ATA, as discussed above, in 1994 (Item 7).   In addition,
the Partnership sold fourteen Boeing 727-100 Freighter aircraft to Emery Aircraft Leasing Corporation (Emery) in 1993 as discussed in Note 3 to the financial statements (Item 8).

Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense in 1994, 1993 and 1992, as discussed in Item 7. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity. Noise suppression hardware, commonly known as a "hushkit," has been developed which, when installed on the aircraft, bring the Boeing 727-200 Advanced into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. The cost of the hushkit is approximately $2.5 million for the Boeing 727-200 Advanced aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft.

Boeing 737-200 and Boeing 737-200 Advanced - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. In 1971, Boeing introduced the Boeing 737-200 Advanced model, a higher gross weight aircraft with increased fuel capacity as compared to its predecessor, the non-advanced model. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift up to the 1,100 nautical mile range for the non-advanced model and the 2,000 nautical mile range for the advanced model. Hushkits, that bring Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.7 million for lighter weight aircraft and up to $3.0 million for aircraft with heavier takeoff weights. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 737 have been issued to prevent fatigue cracks and control corrosion. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, remains very soft.

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-10, a short- to medium-range twin-engine jet, was introduced in 1965. The McDonnell Douglas DC-9-30, which is a stretched version of the McDonnell Douglas DC-9-10, was introduced in 1967. This model offered improved performance when carrying heavier loads. Over 970 McDonnell Douglas DC-9 aircraft were produced and there are approximately 56 operators worldwide. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits at a cost of approximately $1.6 million are available to bring these aircraft into compliance with Stage 3 requirements. The market for this type of aircraft remains very soft. It is expected that the FAA will continue to propose and adopt ADs for the McDonnell Douglas DC-9s similar to those discussed above for the Boeing 737s and Boeing 727s, which will require modifications at some point in the future to prevent fatigue cracks and control corrosion. The demand for and the value of these aircraft may be diminished to the extent that the costs of bringing McDonnell Douglas DC-9 aircraft into compliance with any ADs reduces the economic efficiency of operating these aircraft.

The general partner believes that in addition to the factors cited above, the current soft market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification, as discussed in the Industry Update section of
Item 7.

Item 2.   Properties

PAIF-IV owns five McDonnell Douglas DC-9-30 leased to Continental, two Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 737-200 aircraft leased to Viscount, two Boeing 737-200 Advanced aircraft leased to GB Airways, and two Boeing 737-200 Advanced aircraft leased to TBG Airways. One Boeing 727-100 Freighter, formerly leased to Emery, was declared a casualty loss due to an accident in 1991. Fourteen Boeing 727-100 Freighter aircraft were sold to Emery in 1993, five Boeing 727-200 aircraft were sold to Continental in 1994 (Item 7), and two Boeing 727-100 aircraft, that were transferred to the Partnership by ATA, were sold during 1994 (Item 7).

The following table describes the Partnership's current aircraft portfolio in greater detail:


                                              Year of            Cycles
Aircraft Type             Serial Number     Manufacture    As of 9/30/94 (1)
-------------             -------------     -----------    -----------------

Boeing 727-200 Advanced       22001             1980              23,733
Boeing 727-200 Advanced       22983             1982              20,458
Boeing 737-200                19711             1969              38,853
Boeing 737-200                20236             1969              39,713
Boeing 737-200 Advanced       20807             1974              30,146
Boeing 737-200 Advanced       21335             1977              24,101
Boeing 737-200 Advanced       21336             1977              24,262
Boeing 737-200 Advanced       21694             1978              23,808
McDonnell Douglas DC-9-30     45791             1968              61,409
McDonnell Douglas DC-9-30     47111             1967              64,169
McDonnell Douglas DC-9-30     47112             1967              64,364
McDonnell Douglas DC-9-30     47521             1971              50,720
McDonnell Douglas DC-9-30     47524             1971              50,507

(1)           Cycle information as of 12/31/94 is not yet available.

Item 3.           Legal Proceedings

Continental Airlines, Inc. (Continental) Bankruptcy - On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiaries, including Continental, filed a petition under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Polaris Aircraft Income Fund IV (the Partnership) filed an administrative claim for the fair rental value of aircraft operated by Continental during the bankruptcy period and a general unsecured claim for the rental value of aircraft that were not so operated. The Bankruptcy Court approved a negotiated agreement between Continental and the Partnership on August 23, 1991, and Continental emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court effective April 28, 1993. The Bankruptcy Court retains jurisdiction over Continental for the purpose of approving the terms of a stipulated settlement in which Continental would continue to operate certain of the Partnership's aircraft under lease.

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, an action entitled Kepford, et al. v. Prudential Securities, Inc. was filed in the District Court of Harris County, Texas. The complaint names Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr, as defendants. Certain defendants were served with a summons and original petition on or about May 2, 1994. Plaintiffs' original petition alleges that defendants violated the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933 and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date.

Riskind, et al. v. Prudential Securities, Inc., et al. - An action entitled Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. Polaris Aircraft Income Fund I and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names Polaris Aircraft Income Fund I, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act.

On April 29, 1994 and June 30, 1994, plaintiffs filed third and fourth amended original petitions which added additional plaintiffs. On April 24, 1994, plaintiffs filed motions for (i) joinder and consolidation of cases in arbitration, (ii) joinder and consolidation of cases not subject to arbitration, and (iii) a pre-trial scheduling order. These motions were amended on June 29, 1994 and, on August 22, 1994, plaintiffs filed a renewed motion for consolidation and motion to set for jury. On August 31, 1994, plaintiffs filed their fifth amended original petition which added additional plaintiffs and also filed their second plea in intervention adding nearly 2,000 intervenors. On September 7, 1994, the court denied plaintiffs' motion to consolidate and motion to set for jury, but determined to sever from the primary lawsuit four plaintiffs and set the action for trial on November 7, 1994. On October 4, 1994, plaintiffs filed their sixth amended petition adding as defendants: the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Securities Corporation, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company.

On October 14, 1994, defendants filed motions for summary judgment on the grounds of, inter alia, statute of limitations and failure to state a claim. The motions have been fully briefed and the parties are waiting for a decision by the Texas trial court. On October 20, 1994, certain Polaris and General Electric entities filed a motion to transfer venue, plea in abatement and motion to dismiss the claims of non-Texas residents on the basis of forum non conveniens. On November 1, 1994 and November 7, 1994, plaintiffs filed their seventh and eighth amended original petitions. On November 4, 1994, plaintiffs filed a motion for summary judgment, motion for collateral estoppel, and motion for summary judgment on the issue of fraudulent concealment. On November 7, 1994, plaintiffs filed a second motion for summary judgment. These motions were supplemented on November 10, 1994. Defendants filed responses to these motions on November 23, 1994.

On November 7, 1994, the Partnership and other Polaris and General Electric entities filed in the Court of Appeals for the 4th Judicial District San Antonio, Texas: (1) an emergency motion to stay trial court proceedings, and
(2) a motion for leave to file petition for writ of mandamus, together with relator's petition for writ of mandamus, supporting brief and record. These motions, which concern trial court rulings regarding venue, discovery, and trial settings were denied by the Court of Appeals on November 9, 1994. On November 14, 1994, the Partnership and other Polaris and General Electric entities filed in the Texas Supreme Court motions (a) for emergency stay of trial court proceedings, and (b) for leave to file petition for writ of mandamus, together with relators' petition and writ of mandamus, supporting brief and record. On November 15, 1994, the Supreme Court granted the emergency motion to stay trial court proceedings pending determination of relators' motion for leave to file petition for writ of mandamus, which concerns trial court rulings regarding venue, discovery, and trial settings.

On November 16, 1994, plaintiffs filed an emergency motion to lift the stay.
On February 16, 1995, the Texas Supreme Court denied leave to file the petition and writ of mandamus and the stay of trial court proceedings was lifted. On February 21, 1995, the defendants filed a motion for a continuance of the case.

Howland, et al. v. Polaris Holding Company, et al. - On or about February 4, 1994, a purported class action entitled Howland, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona on behalf of investors in Polaris Aircraft Income Funds I-VI. The complaint names each of Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Securities Group, Inc., Prudential Insurance Company of America, George W. Ball, Robert J. Sherman, James J. Darr, Paul J. Proscia, Frank W. Giordano, William A. Pittman, Joseph H. Quinn, Joe W. Defur, James M. Kelso and Brian J. Martin, as defendants. The complaint alleges that defendants violated federal RICO statutes, committed negligent misrepresentations, and breached their fiduciary duties by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an accounting of all monies invested by plaintiffs and the class and the uses made thereof by defendants, an award of compensatory, punitive and treble damages in unspecified amounts plus interest thereon, rescission, attorneys' fees and costs. On August 3, 1994, the action was transferred to the multi-district litigation in the Southern District of New York entitled In re Prudential Securities Limited Partnerships Litigation, discussed in Part III, Item 10 below.

Adams, et al. v. Prudential Securities, Inc., et al. On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, defendants filed a Notice of Removal to the United States District Court for the Northern District of Ohio, Eastern Division.

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. The Partnership is not a party to these actions.



Item 4.           Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

a) Polaris Aircraft Income Fund IV's (PAIF-IV or the Partnership) units representing assignments of limited partnership interest (Units) are not publicly traded. The Units are held by Polaris Depositary IV on behalf of the Partnership's investors (Unit Holders). Currently there is no market for PAIF-IV's Units and it is unlikely that any market will develop.

b)        Number of Security Holders:
                                                    Number of Record Holders
           Title of Class                            as of December 31, 1994
     -------------------------                      -------------------------

     Depository Units Representing Assignments
     of Limited Partnership Interests:                      17,321

     General Partnership Interest:                               1

c)   Dividends:

     The Partnership distributed cash to Unit Holders on a quarterly basis beginning December 1987. Cash distributions to Unit Holders during 1994 and 1993 totaled $13,749,010 and $41,247,030, respectively. Cash distributions per limited partnership unit were $27.50 and $82.50 in 1994 and 1993, respectively.

Item 6.   Selected Financial Data
                                   1994               1993             1992             1991             1990
                                   ----               ----             ----             ----             ----
Revenues                      $  7,912,192       $ 22,349,368     $ 32,661,004     $ 27,395,653     $ 37,408,597

Net Income (Loss)               (8,058,577)         4,226,843       13,817,873        6,168,184       20,092,887

Net Income (Loss)
  allocated to
  Limited Partners              (9,352,755)         2,309,897       11,430,081        3,328,980       16,766,496

Net Income (Loss) per
  Limited Partnership
  Unit                              (18.71)              4.62            22.86             6.66            33.54

Cash Distributions per
  Limited Partnership
  Unit                               27.50              82.50            45.00            55.56            62.52

Total Assets                    94,791,340        115,637,336      157,429,093      168,579,507      193,124,362

Partners' Capital               91,254,501        114,589,756      156,192,946      167,373,273      192,069,533

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Partnership owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft, formerly on lease to Britannia Airways Limited (Britannia), that were leased to GB Airways Limited (GB Airways) in February 1994; two Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, that were leased to TBG Airways Limited (TBG Airways) in February 1994; two Boeing 737-200 aircraft, formerly on lease to Britannia, that were leased to Viscount Air Services, Inc. (Viscount) beginning in July and September 1994 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter, formerly leased to Emery Aircraft Leasing Corporation (Emery), was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold to Emery in 1993, and five Boeing 727-200 aircraft were sold to Continental in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. As discussed below, one of these Boeing 727-100 aircraft was sold to Total Aerospace Services, Inc. (Total Aerospace) in February 1994 and the second Boeing 727-100 aircraft was sold to Sunrise Partners, Inc. (Sunrise Partners) in August 1994.


Partnership Operations

The Partnership recorded a net loss of $8,058,577, or $18.71 per limited partnership unit in 1994, compared to net income of $4,226,843 and $13,817,873, or $4.62 and $22.86 per limited partnership unit for the years ended December 31, 1993 and 1992, respectively. The sharp decline in operating results from 1992 through 1994 is attributable to a combination of declines in rental revenue, increases in operating expenses, adjustments to depreciation expense, and net losses recorded on the sale of certain of the Partnership's aircraft during 1994 and 1993.

Rental revenues, net of related management fees, decreased significantly from 1992 to 1993, and again from 1993 to 1994. The Emery aircraft were sold at the termination of the extended leases in January and April 1993 and no further rentals were received, compared to a full year of rentals recognized in 1992. The Britannia lease extensions in June 1993 through October, November and December 1993 were at rates ranging from 53% to 85% of the original rates.
Four of the aircraft were re-leased in February 1994 and two of the aircraft were re-leased in July and September 1994 at rates ranging from 37% to 53% of the original rates received from Britannia. In addition, the ATA leases, which began in February and March 1993, are at rates of 45% of the previous USAir, Inc. (USAir) rates earned in 1992. Furthermore, the leases of five Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994. Partially offsetting the declines in total revenues in 1994 and 1993 are interest and rental income recognized from July 1992 on the first Continental rent deferral and interest and rental income recognized from October 1993 on the additional Continental rent deferral as discussed in Note 6 to the financial statements (Item 8).

The net loss for 1994 was primarily attributable to the loss of $6,707,562 recognized on the sale of five Boeing 727-200 aircraft to Continental. Partially offsetting the loss on sale in 1994 was a gain of $425,000 recognized on the sale of one Boeing 727-100 aircraft to Total Aerospace and a net gain of $245,938 recognized on the sale of one Boeing 727-100 aircraft to Sunrise Partners. Revenues during 1993 included an aggregate net loss of $492,319 recognized on the sale of fourteen aircraft to Emery.

Further impacting the decline in operating results over the prior three-year period have been significantly increased operating expenses. The 1994 operating results include maintenance and remarketing costs, aggregating approximately $3.04 million, necessary to remarket the two Boeing 737-200 aircraft and four Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, to GB Airways, TBG Airways and Viscount. Approximately $285,000 of these costs were capitalized during 1994. During 1993, the Partnership recognized maintenance and remarketing costs of approximately $350,000 necessary to re-lease the two 727-200 Advanced aircraft, formerly on lease to USAir, to ATA. During 1993, the Partnership recognized additional expenses of approximately $94,000 for the ex-Britannia aircraft. Maintenance expenses recognized during 1992 were minimal in comparison.

Partially offsetting the decrease in total revenues and the increase in operating expense in 1994, depreciation expense was significantly lower during 1994 as compared to 1993 and 1992. The 1993 operating results include approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the Emery aircraft. Consequently, depreciation expense for 1994 does not include depreciation expense for the Emery aircraft sold during 1993 and includes only five months of depreciation expense for the five Boeing 727-200 aircraft sold to Continental in May 1994. In addition, the 1994 and 1993 operating results include adjustments of approximately $2.57 million and $591,000, respectively, to depreciation expense to certain of the Partnership's on-lease aircraft in which the expected net income generated from the lease results in a net loss, as discussed in the Industry Update section.


Liquidity and Cash Distributions

Liquidity - The Partnership has received all lease payments due from current lessees, with the exception of certain maintenance reserve payments due from Viscount. However, to assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has negotiated an agreement with Viscount under which it agreed to defer certain rents due the Partnership on two aircraft. These deferred rents are being repaid by Viscount with interest beginning in February 1995 over the remaining terms of the leases. The agreement with Viscount also stipulates that the Partnership will advance Viscount $387,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 in 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995 as discussed later.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses. The net maintenance reserves payments aggregate $2,146,917 as of December 31, 1994.

As described in Note 6 to the financial statements (Item 8), the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. In accordance with the Continental leases, the Partnership financed an additional $652,308 for new image modifications during 1994.

The ATA lease specifies that the Partnership may finance certain aircraft hushkits at an aggregate cost of approximately $5.0 million, a portion of which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership's cash reserves are being retained to finance a portion of the cost that may be incurred under the leases with Continental and ATA and to cover other potential cash requirements.

Cash Distributions - Distributions of cash available from operations commenced in 1987. Cash distributions from operations to limited partners totaled $13,749,010, $18,748,650, and $22,498,380, or $27.50, $37.50, and $45.00 per
limited partnership unit in 1994, 1993 and 1992, respectively. In July 1993, the Partnership made an additional cash distribution totaling $22,498,380, or $45.00 per limited partnership unit, which was generated from the sales proceeds of the former Emery aircraft. The timing and amount of future cash distributions will depend on the Partnership's future cash requirements, the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft, the receipt of rental payments and deferred rental payments from Continental, the receipt of rental payments from ATA, GB Airways, TBG Airways and Viscount, and the receipt of deferred rental payments and financing payments from Viscount.


Remarketing Update

Sale of Boeing 727-100 Aircraft to Total Aerospace - In February 1994, the Partnership sold one of the Boeing 727-100 aircraft, that was transferred to the Partnership by ATA as discussed in the Note 3 to the financial statements (Item 8), to Total Aerospace for $425,000. The Partnership recorded a gain on sale of $425,000 in 1994.

Sale of Boeing 727-200 Aircraft to Continental - The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in 1994. During 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at December 31, 1994 was $3,706,458.

Sale of Boeing 727-100 Aircraft to Sunrise Partners - In August 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Notes 3 and 5 to the financial statements (Item 8), to Sunrise Partners for $250,000. The Partnership paid excise taxes on the transfer of ownership of the aircraft in the amount of $4,063 and recorded a net gain on sale of $245,937 in 1994.

Lease of Boeing 737-200 Advanced Aircraft to GB Airways - In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, to GB Airways. Lease payments for an interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is fixed at 50% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 57% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial fixed rate. The lease stipulates that the Partnership share in the cost of meeting certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. The Partnership incurred legal costs related to the lease acquisition totaling $84,519. These costs, which were capitalized and reflected as other assets in the Partnership's December 31, 1994 balance sheet (Item 8), are being amortized over the lease term.

Lease of Boeing 737-200 Advanced Aircraft to TBG Airways - In February 1994, the Partnership leased two Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, to TBG Airways. Lease payments for the interim lease term through April 1994 were at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the aggregate rate is periodically increased from 41% to 60% of the original aggregate rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. TBG Airways has the option to terminate the lease early in April 1997 after paying a termination fee of $250,000 per aircraft. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each. The Partnership incurred legal costs related to the lease acquisition totaling $56,252. These costs, which were capitalized and reflected as other assets in the Partnership's December 31, 1994 balance sheet (Item 8), are being amortized over the lease term.

Lease of Boeing 737-200 Aircraft to Viscount - The Partnership leased the two Boeing 737-200 aircraft, formerly on lease to Britannia, to Viscount for five years beginning in July 1994 and September 1994, respectively. The lease rates are the same as the prior rates received from Britannia during the lease extension period. Prior to the delivery of the aircraft to Viscount, the Partnership performed certain maintenance and modification work on the aircraft aggregating approximately $2.53 million, of which the Partnership capitalized approximately $285,000 in 1994. The balance of approximately $2.25 million is included in operating expenses in the statement of operations for the year ended December 31, 1994 (Item 8). In addition, the Partnership may be required to finance certain aircraft hushkits at an estimated aggregate cost of $3.4 million to $4.0 million, which would be recovered with interest through payments from Viscount over an extended lease term.


Viscount Restructuring Agreement

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership for the first six months on the leases of two aircraft. The deferred rents, which will aggregate $600,000, are being repaid by Viscount with interest at a rate of 6% per annum beginning in February 1995, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 during 1994. Payments of interest at variable rates ranging from 8.75% to 9.18% per annum were paid by Viscount beginning in September 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period, with interest at a rate of 11.53% per annum, are being repaid in arrears.

Option - The Partnership has the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. The option may be exercised at any time during the option period, which expires on July 20, 1999. This option is carried at zero value in the balance sheet as of December 31, 1994 (Item 8) due to the uncertainty of its realizability.

Continental Restructuring

On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date.


Reconciliation of Book Loss to Taxable Loss

The following is a reconciliation between net income per limited partnership unit reflected in the accompanying financial statements (Item 8) and information provided to unit holders for federal income tax purposes:

   1994 book net loss per limited partnership unit                    $ (18.71)
   Adjustments for tax purposes:
     Recognition of tax rental revenue previously recognized for book     0.23
     Rental revenue recognized for tax purposes and deferred for
       book purposes                                                      0.22
     Management fee recognized for tax purposes and deferred for
        book purposes                                                    (0.01)
     Recognition of revenue from increase in maintenance reserves         4.25
     Additional expense from disbursement of maintenance reserves        (0.31)
     Tax depreciation in excess of book depreciation                     (3.30)
     Book gain on sale in excess of tax gain on sale                     (1.09)
     Tax loss on sale in excess of book loss on sale                     (6.75)
     Reversal of Continental rental revenue recognized for book          (3.70)
     Reversal of Continental interest revenue recognized for book        (0.44)
     Net reversal of management fees previously expensed for tax          0.32
     Items capitalized for tax and expensed for book                      1.02
                                                                      --------
   1994 taxable loss per limited partnership unit                     $ (28.27)
                                                                      ========

The differences between net loss for book purposes and net loss for tax purposes result from the timing differences of certain revenue and deductions. For book purposes, rental revenue was accrued during the 1993 ATA rent suspension period. This recognition difference resulted in current year tax rental revenue in excess of book and related tax management fee expense in excess of book. This increased tax management fee expense was offset by the reversal of management fee expense discussed below.

Rentals paid by lessees in advance are deferred as unearned revenue for book purposes but must be recognized as revenue when received for tax purposes. In addition, the corresponding management fees are also recognized for tax purposes.

Increases in the Partnership's book maintenance reserve liability were recognized as revenue for tax purposes. Certain disbursements from the Partnership book maintenance reserves were capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting and generally an accelerated method for tax purposes. As a result, the current year tax depreciation expense is greater than book depreciation expense and provides unit holders with the benefit of deferring taxation on a portion of their cash distributions. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and, accordingly, recognized adjustments which increased depreciation expense by approximately $2.57 million during 1994. The depreciation differences resulted in a larger book gain on sale of certain aircraft than the tax gain and a larger tax loss on sale of certain aircraft than the book loss.

In addition, there are differences between the recognition of certain deferred rental revenue for book and tax purposes. As previously discussed, one of the Partnership's lessees, Continental, filed for Chapter 11 bankruptcy protection in 1990. The Partnership and Continental subsequently reached agreement as to the payment of deferred and future rentals. The original deferred rentals were converted into 12% promissory notes, to be repaid by Continental over periods of up to 48 months beginning in July 1992. The subsequent deferred rentals will likely be converted to notes under a similar agreement. For book purposes, the Partnership will not recognize any of these deferred rentals, or the related interest, as revenue, nor will it accrue management fee expense on such rentals, until the amounts due are received from Continental. However, for tax purposes, these amounts have been accrued over the period in which they were earned. Finally, certain costs were capitalized for tax purposes and expensed for book purposes.


Industry Update

Maintenance of Aging Aircraft - The process of aircraft maintenance begins at the aircraft design stage. For aircraft operating under Federal Aviation Administration (FAA) regulations, a review board consisting of representatives of the manufacturer, FAA representatives and operating airline representatives is responsible for specifying the aircraft's initial maintenance program. The general partner understands that this program is constantly reviewed and modified throughout the aircraft's operational life.

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may uncover the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $900,000 per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727 respectively. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft.

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

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. The Partnership's leases to GB Airways and TBG Airways, which operate in Great Britain, require the lessees to maintain the Partnership's aircraft in accordance with Civil Aviation Authority (CAA) requirements during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition including compliance with all ADs for which action is mandated by the FAA or CAA, whichever is applicable, during the lease term. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in
Item 1, with respect to the aircraft leased to ATA, Continental, GB Airways and TBG Airways. In negotiating subsequent leases, market conditions currently generally require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are, with few exceptions, no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U.S. fleet is comprised of approximately 57% Stage 3 aircraft and 43% Stage 2 aircraft. The key features of the rule include:

   - Compliance can be accomplished through a gradual process of phase-in or phase-out (see below) on each of three interim compliance dates: December 31, 1994, 1996 and 1998. All Stage 2 aircraft must be phased out of operations in the contiguous United States by December 31, 1999, with waivers available in certain specific cases to December 31, 2003.

   - All operators have the option of achieving compliance through a gradual phase-out of Stage 2 aircraft (i.e., eliminate 25% of its Stage 2 fleet on each of the compliance dates noted above), or a gradual phase-in of Stage 3 aircraft (i.e., 55%, 65% and 75% of an operator's fleet must consist of Stage 3 aircraft by the respective interim compliance dates noted above).

   - Carryforward credits will be awarded to operators for early additions of Stage 3 aircraft to their fleets. These credits may be used to reduce either the number of Stage 2 aircraft it must phase-out or the number of Stage 3 aircraft it must phase-in by the next interim compliance date. The credits must be used by that operator, however, and cannot be transferred or sold to another operator.

The federal rule does not prohibit local airports from issuing more stringent phase-out rules. In fact, several local airports have adopted more stringent noise requirements which restrict the operation of Stage 2 and certain Stage 3 aircraft.

Other countries have also adopted noise policies. The European Union (EU) adopted a non-addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990. The rule has specific exceptions for leased aircraft and does allow the continued use of Stage 2 aircraft which were in operation before November 1, 1990, although adoption of rules requiring the eventual phase-out of Stage 2 aircraft is anticipated. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of hushkitting some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership will incur such costs unless they can be substantially recovered through a lease. Under the Partnership's leases with ATA and Viscount, the Partnership may finance the installation of hushkits on such aircraft.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Approximately 600 commercial aircraft are currently available for sale or lease, approximately 100 less than a year ago. The current surplus has negatively affected market lease rates and fair market values of both new and used aircraft. Current depressed demand for air travel has limited airline expansion plans, with new aircraft orders and scheduled delivery being cancelled or substantially deferred. As profitability has declined, many airlines have taken action to downsize or liquidate assets and many airlines have filed for bankruptcy protection.

Effects on the Partnership's Aircraft - To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership made downward adjustments to its estimates of aircraft residual value during 1994, 1993 and 1992 for certain of its on-lease aircraft. During 1993, the Partnership recognized approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the aircraft sold to Emery. In addition, during 1994 and 1993, the Partnership recognized downward adjustments totaling approximately $2.57 million and $591,000, respectively, to the book value for certain of its on-lease aircraft in which the expected net income generated from the lease results in a net loss. These adjustments are included in depreciation expense in the statements of operations (Item 8).

The Partnership's leases expire between June 1996 and March 2000. To the extent that the Partnership's non-advanced Boeing and McDonnell Douglas aircraft continue to be adversely affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.   Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership





             FINANCIAL STATEMENTS AS OF DECEMBER 31, 1994 AND 1993


                                 TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund IV,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                            ARTHUR ANDERSEN LLP





San Francisco, California,
  January  24, 1995

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1994 AND 1993
                                                        1994         1993
ASSETS:

CASH AND CASH EQUIVALENTS                          $18,152,875  $    628,222

SHORT-TERM INVESTMENTS, at cost which
 approximates market value                              -         19,845,972
                                                   -----------  ------------
    Total Cash and Cash Equivalents and
      Short-Term Investments                        18,152,875    20,474,194

RENT AND OTHER RECEIVABLES                           1,941,568     1,348,406

NOTES RECEIVABLE                                     5,862,206     1,522,301

AIRCRAFT at cost, net of accumulated
 depreciation of 49,947,066 in 1994 and
 $56,432,464 in 1993                                68,730,378    92,256,548

OTHER ASSETS, net of accumulated amortization
 of 2,105,937 in 1994 and $2,069,479 in 1993           104,313        35,887
                                                   -----------  ------------
                                                   $94,791,340  $115,637,336
                                                   ===========  ============
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $   174,860  $    543,580

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                32,995        14,000

LESSEE SECURITY DEPOSITS                             1,072,067       490,000

MAINTENANCE RESERVES                                 2,146,917        -

DEFERRED RENTAL INCOME                                 110,000        -
                                                   -----------  ------------
    Total Liabilities                                3,536,839     1,047,580
                                                   -----------  ------------
PARTNERS' CAPITAL (DEFICIT):
 General Partner                                    (3,543,265)   (3,309,775)
 Limited Partners, 499,964 units issued
   and outstanding                                  94,797,766   117,899,531
                                                   -----------  ------------
    Total Partners' Capital                         91,254,501   114,589,756
                                                   -----------  ------------
                                                   $94,791,340  $115,637,336
                                                   ===========  ============
        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                          1994          1993           1992
                                          ----          ----           ----
REVENUES:
 Rent from operating leases          $ 12,132,058  $ 20,972,613   $ 31,403,163
 Interest                               1,816,759     1,869,074      1,257,841
 Net loss on sale of aircraft          (6,036,625)     (492,319)        -
                                     ------------  ------------   ------------

    Total Revenues                      7,912,192    22,349,368     32,661,004
                                     ------------  ------------   ------------
EXPENSES:
 Depreciation and amortization         12,107,372    16,254,034     16,872,193
 Management and advisory fees             606,603     1,048,631      1,570,158
 Operating                              2,963,776       545,055        118,172
 Administration and other                 293,018       274,805        282,608
                                     ------------  ------------   ------------

    Total Expenses                     15,970,769    18,122,525     18,843,131
                                     ------------  ------------   ------------

NET INCOME (LOSS)                    $ (8,058,577) $  4,226,843   $ 13,817,873
                                     ============  ============   ============

NET INCOME ALLOCATED TO
 THE GENERAL PARTNER                  $ 1,294,178  $  1,916,946  $   2,387,792
                                     ============  ============   ============

NET INCOME (LOSS) ALLOCATED
 TO LIMITED PARTNERS                  $(9,352,755) $  2,309,897  $  11,430,081
                                     ============  ============   ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                     $    (18.71) $       4.62  $       22.86
                                     ============  ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                          General     Limited
                                          Partner     Partners       Total
                                          -------     --------       -----
Balance, December 31, 1991            $  (531,690)  $167,904,963  $167,373,273

 Net income                             2,387,792     11,430,081    13,817,873

 Cash distributions to partners        (2,499,820)   (22,498,380)  (24,998,200)
                                      ------------  ------------  ------------
Balance, December 31, 1992               (643,718)   156,836,664   156,192,946

 Net income                             1,916,946      2,309,897     4,226,843

 Cash distributions to partners        (4,583,003)   (41,247,030)  (45,830,033)
                                      ------------  ------------  ------------
Balance, December 31, 1993             (3,309,775)   117,899,531   114,589,756

 Net income (loss)                      1,294,178     (9,352,755)   (8,058,577)

 Cash distributions to partners        (1,527,668)   (13,749,010)  (15,276,678)
                                      -----------   ------------  ------------
Balance, December 31, 1994            $(3,543,265)  $ 94,797,766  $ 91,254,501
                                      ===========   ============  ============

        The accompanying notes are an integral part of these statements.




                                                   POLARIS AIRCRAFT INCOME FUND IV,
                                                   A California Limited Partnership

                                                       STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                      1994              1993              1992
                                                                                      ----              ----              ----
OPERATING ACTIVITIES:
  Net income (loss)                                                             $  (8,058,577)     $   4,226,843     $  13,817,873
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization                                                  12,107,372         16,254,034        16,872,193
    Loss on sale of aircraft                                                        6,036,625            492,319             -
    Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
          receivables                                                                (593,162)        (1,268,787)          316,856
       Decrease (increase) in other assets                                           (104,884)            64,315           (53,454)
       Increase (decrease) in payable to affiliates                                  (368,720)           472,882            70,279
       Increase (decrease) in accounts payable
          and accrued liabilities                                                      18,995            (66,500)           51,809
       Increase in lessee security deposits                                           582,067            340,000           150,000
       Increase in maintenance reserves                                             2,146,917              -                 -
       Increase (decrease) in deferred income                                         110,000           (934,949)            -
                                                                                -------------      -------------     -------------
          Net cash provided by operating activities                                11,876,633         19,580,157        31,225,556
                                                                                -------------      -------------     -------------
INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft                                                  670,937         27,500,000             -
  Increase in notes receivable                                                     (1,039,308)        (1,852,753)         (292,175)
  Principal payments on notes receivable                                            1,732,268            175,993            85,398
  Increase in aircraft capitalized costs                                             (285,171)             -                 -
  Refund of deposit on hushkit options                                                  -                  -               330,000
                                                                                -------------      -------------     -------------
          Net cash provided by investing activities                                 1,078,726         25,823,240           123,223
                                                                                -------------      -------------     -------------
FINANCING ACTIVITIES:
  Cash distributions to partners                                                  (15,276,678)       (45,830,033)      (24,998,200)
                                                                                -------------      -------------     -------------
          Net cash used in financing activities                                   (15,276,678)       (45,830,033)      (24,998,200)
                                                                                -------------      -------------     -------------
CHANGES IN CASH AND CASH
  EQUIVALENTS AND SHORT-TERM
  INVESTMENTS                                                                      (2,321,319)          (426,636)        6,350,579

CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  BEGINNING OF YEAR                                                                20,474,194         20,900,830        14,550,251
                                                                                -------------      -------------     -------------
CASH AND CASH EQUIVALENTS AND
  SHORT-TERM INVESTMENTS AT
  END OF YEAR                                                                   $  18,152,875      $  20,474,194     $  20,900,830
                                                                                =============      =============     =============

                                   The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1994


1.   Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund IV, A California Limited Partnership (PAIF-IV or the Partnership), maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds.

Short-Term Investments - The Partnership classifies all liquid investments with original maturities of three months or less as short-term investments.

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition is calculated based upon the number of days that the aircraft are in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life. For any downward adjustment in estimated residual, or decrease in the estimated remaining economic life, the depreciation expense over the remaining life of the aircraft is increased. If the expected net income generated from the lease (rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the appropriate period. These costs are also subject to the periodic evaluation discussed above.

Other Assets - Lease acquisition costs are capitalized as other assets and amortized using the straight-line method over the term of the lease.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss) and the number of units outstanding for the years ended December 31, 1994, 1993, and 1992.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial Accounting Pronouncements - SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118, which together require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. This statement has been adopted as of January 1, 1995. The Partnership does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.


2.   Organization and the Partnership

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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to affiliates are described in Note 8.


3.   Aircraft

The Partnership owns 13 aircraft from its original portfolio of 33 used commercial jet aircraft which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. Two aircraft were transferred from a lessee as discussed below. The aircraft leases are net leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement.

Two Boeing 727-100 - These aircraft were transferred from American Trans Air, Inc. (ATA) to the Partnership in April and May 1993 as part of the ATA lease transaction. The aircraft were sold in February 1994 and August 1994, respectively, as discussed in Note 5.

Fifteen Boeing 727-100 Freighter - These aircraft were acquired for $64,610,000 in 1988 and leased to Emery Aircraft Leasing Corporation (Emery) until August 1993, except for one aircraft which was retired in May 1991 due to a casualty incident. This aircraft was damaged as a result of fire while it was on the ground. Emery paid to the Partnership the casualty value specified in the lease of $4,310,000, which was equal to the Partnership's cost for the aircraft. In January 1993, Emery purchased one of the aircraft for $1.5 million, in accordance with the purchase option in the lease (Note 5). In April 1993, Emery exercised its option to purchase the remaining 13 Boeing 727-100 Freighter aircraft for $2.0 million each (Note 5).

Two Boeing 737-200 and Four 737-200 Advanced - These aircraft were acquired for $55,000,000 in 1988 and leased or subleased to Britannia Airways Limited (Britannia) until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at lease rates ranging from 53% to 85% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease. Subsequent to the return of these aircraft by Britannia, the Partnership incurred approximately $3.14 million of maintenance costs required to re-market the aircraft to new lessees as discussed below. During 1994, approximately $285,000 of these costs were capitalized and reflected as aircraft in the Partnership's December 31, 1994 balance sheet. The Partnership recognized the remainder of these expenses of approximately $2.76 million and approximately $94,000 in operating expense in the 1994 and 1993 statements of operations, respectively.

In February 1994, the Partnership leased two of the Boeing 737-200 Advanced aircraft to GB Airways Limited (GB Airways). Lease payments for an interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is fixed at 50% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 57% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial fixed rate. The lease stipulates that the Partnership share in the cost of meeting certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. The Partnership incurred legal costs related to the lease acquisition totaling $84,519. These costs, which were capitalized and reflected as other assets in the Partnership's December 31, 1994 balance sheet, are being amortized over the lease term.

In February 1994, the Partnership leased the remaining two Boeing 737-200 Advanced aircraft to TBG Airways Limited (TBG Airways). Lease payments for the interim lease term through April 1994 were at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the aggregate rate is periodically increased from 41% to 60% of the original aggregate rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. TBG Airways has the option to terminate the lease early in April 1997 after paying a termination fee of $250,000 per aircraft. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each. The Partnership incurred legal costs related to the lease acquisition totaling $56,252. These costs, which were capitalized and reflected as other assets in the Partnership's December 31, 1994 balance sheet, are being amortized over the lease term.

The Partnership leased the two Boeing 737-200 aircraft to Viscount Air Services, Inc. (Viscount) for five years beginning in July 1994 and September 1994, respectively. The lease rates are the same as the prior rates received from Britannia during the lease extension period. The Partnership may be required to finance certain aircraft hushkits at an estimated aggregate cost of $3.4 million to $4.0 million, which will be recovered with interest through payments from Viscount over an extended lease term. The Partnership has negotiated an agreement with Viscount to defer certain rents due the Partnership and to provide financing to Viscount for maintenance expenses relating to the Partnership's aircraft (Note 4).

Five Boeing 727-200 and Five McDonnell Douglas DC-9-30 - These aircraft were acquired for $64,875,000 in 1988 and leased to Continental Airlines, Inc. (Continental) for terms of 60 months. Continental filed for Chapter 11 bankruptcy protection in December 1990. In 1991, the Partnership and Continental entered into an agreement for Continental's continued lease of the Partnership's aircraft. Note 6 contains a detailed discussion of the Continental lease modifications. The leases of the five Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental as discussed in Note 5.

Two Boeing 727-200 Advanced - These aircraft were acquired for $27,000,000 in 1988 and leased to USAir, Inc. (USAir) until late 1992. USAir paid rent through December 1992 although the aircraft were returned prior to that time. In December 1992, the Partnership negotiated a seven year lease with ATA for the aircraft at approximately 45% of the prior rate. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although recognition of rental income will be spread over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction as previously discussed.

Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $415,000 and may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. The Partnership has received all scheduled principal and interest payments due under the notes. The balances of the notes at December 31, 1994 and December 31, 1993 were $949,489 and $1,103,089, respectively.

The following is a schedule by year of future minimum rental revenue under all of the existing leases, including the deferred rental payments specified in the Continental lease modification (Note 6):

                              Continental
                               Deferred
Year                          Amount (1)       Rental Payments       Total
                              ----------       ---------------       -----
1995                          $1,675,095         $10,708,004     $12,383,099
1996                           1,267,713           8,413,004       9,680,717
1997                             166,689           6,118,004       6,284,693
1998                              -                5,557,861       5,557,861
1999 and thereafter               -                2,534,228       2,534,228
                              ----------         -----------     -----------
                              $3,109,497         $33,331,101     $36,440,598
                              ==========         ===========     ===========

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

To ensure that the carrying value of each asset equals its estimated residual value at the end of its expected holding period, where appropriate, the Partnership made downward adjustments to its estimates of aircraft residual value during 1994, 1993 and 1992 for certain of its on-lease aircraft (Note 1). During 1993, the Partnership recognized approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the aircraft sold to Emery. In addition, during 1994 and 1993, the Partnership recognized downward adjustments totaling approximately $2.57 million and $591,000, respectively, to the book value for certain of its on-lease aircraft in which the expected net income generated from the lease results in a net loss (Note 1). These adjustments are included in depreciation expense in the statements of operations.


4.   Viscount Restructuring Agreement

Rent Deferral - To assist Viscount with the funding of costs associated with Federal Aviation Regulation compliance relating to the Partnership's aircraft, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership for the first six months on the leases of two aircraft. The deferred rents, which will aggregate $600,000, are to be repaid by Viscount with interest at a rate of 6% per annum beginning in February 1995, over the remaining terms of the leases.

Maintenance Advance - The Partnership has also agreed to extend a line of credit to Viscount for $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 during 1994. Payments of interest at variable rates ranging from 8.75% to 9.18% per annum were paid by Viscount beginning in September 1994. Beginning in January 1995, level payments to amortize the advance over a 30-month period, with interest at a rate of 11.53% per annum, will be due in arrears.

Option - The Partnership has the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. The option may be exercised at any time during the option period, which expires on July 20, 1999. This option is carried at zero value in the accompanying balance sheet as of December 31, 1994 due to the uncertainty of its realizability.


5.   Sale of Aircraft

Sale of Fourteen Boeing 727-100 Freighter Aircraft - One of the Boeing 727-100 Freighter aircraft leased to Emery was sold to Emery at the end of its lease term in January 1993 for $1.5 million, in accordance with the purchase option in the lease. The Partnership recorded a loss on sale of $555,676. Subsequently, Emery exercised its option to purchase the remaining 13 Boeing

727-100 Freighter aircraft for $2.0 million each at the end of April 1993. The Partnership reported an aggregate gain of $63,357 on these sales.

Sale of Boeing 727-100 Aircraft - In February 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Note 3, to Total Aerospace Services, Inc. for $425,000. The Partnership recorded a gain on sale of $425,000 in 1994.

Sale of Boeing 727-200 Aircraft - The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in 1994. During 1994, the Partnership received all scheduled payments due under the note. The note receivable balance at December 31, 1994 was $3,706,458.

Sale of Boeing 727-100 Aircraft - In August 1994, the Partnership sold one of the Boeing 727-100 aircraft that was transferred to the Partnership by ATA, as discussed in Note 3, to Sunrise Partners, Inc. for $250,000. The Partnership paid excise taxes on the transfer of ownership of the aircraft in the amount of $4,063 and recorded a net gain on sale of $245,937 in 1994.


6.   Continental Lease Modification

As discussed in the Partnership's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1990, Continental filed for Chapter 11 bankruptcy protection in December 1990. Continental emerged from bankruptcy protection under a reorganization plan approved by the Bankruptcy Court effective April 28, 1993. The modified agreement approved by the Bankruptcy Court in 1991 specifies (i) extension of the leases for the five Boeing 727-200s to the earlier of April 1994 or 60,000 cycles, and for the five DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's balance sheets reflect the net reimbursable costs incurred of $819,259 and $419,212 as of December 31, 1994 and 1993, respectively, as notes receivable. A portion of such costs which the Partnership will bear will be capitalized and depreciated over the remaining lease term, subject to the capitalized cost policy as described in Note 1. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the existing leases.

The agreement with Continental included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 (the Deferred Amount), the Partnership will not recognize the Deferred Amount as rental revenue until it is received, or until the contingencies regarding collectability are removed. The unrecognized Deferred Amounts as of December 31, 1994 and 1993 were $1,779,037 and $3,281,033, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for accrued unpaid rent plus interest on July 1, 1992. During 1994 and 1993, the Partnership received supplemental payments of $1,975,739 and $3,186,649, respectively, of which

$1,501,996 and $2,195,572 was recognized as rental income in 1994 and 1993, respectively.

Additional Continental Deferral Agreement - As part of its reorganization plan, Continental requested additional concessions from its aircraft lessors. As a result, the Partnership and Continental reached an agreement to defer rental payments for a period of three months beginning in November 1992, for a total of $1,935,000 (Additional Deferred Amount), with repayment over the shorter of three and one-half years or the remaining lease term. Repayment began
October 1, 1993. The unrecognized Additional Deferred Amount as of December 31, 1994 and 1993 was $1,330,460 and $1,810,282, respectively. Continental continues to pay all other amounts due under the prior agreement. During 1994 and 1993, the Partnership received supplemental payments of $680,281 and $170,070, respectively, of which $479,822 and $124,717 was recognized as rental income in 1994 and 1993, respectively.

The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims, with the exception of certain deferred amounts. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.
Note 10 discusses further Continental events subsequent to December 31, 1994.


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


8.   Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

     a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equalling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1994, 1993 and 1992, the Partnership paid management fees to PIMC of $577,742, $950,604 and $1,633,299, respectively. Management fees payable to PIMC at December 31, 1994 and 1993 were $94,824 and $65,963 respectively.

     b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and supervision of its assets. In 1994, 1993, and 1992, the Partnership reimbursed PIMC for services rendered or payments made on behalf of the Partnership of $4,060,985, $2,147,152 and $584,749, respectively. Reimbursements totaling $80,036 and $477,617 were payable to PIMC at December 31, 1994 and 1993, respectively.

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

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1994 and 1993 are as follows:

                  Reported Amounts   Tax Basis   Net Difference
                  ----------------   ---------   --------------

1994:   Assets      $ 94,791,340   $59,682,195    $35,109,145
        Liabilities    3,536,839     1,538,893      1,997,946


1993:   Assets      $115,637,336   $87,614,677    $28,022,659
        Liabilities    1,047,580     1,302,146       (254,566)



10.     Subsequent Event

Continental Restructuring - On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund IV, A California Limited Partnership, (PAIF-IV or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), have recently restructured their operations and businesses (the Polaris Restructuring). In connection therewith, PIMC has entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The GE Capital Restructuring - GE Capital has recently completed a restructuring (the GE Capital Restructuring) of its commercial aviation operations, and as a result the owned and managed aircraft portfolios of certain of its affiliates, including its Polaris affiliates, are now managed by GECAS, subject in the case of Polaris investment programs to overall management and supervision by PIMC. The business of GECAS has combined commercial aviation activities formerly conducted by GE Capital's Polaris affiliates and its Transportation and Industrial Funding Corporation division (the T&I Division). In addition, GECAS will provide a significant range of aircraft management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries.

The Polaris Restructuring - In connection with the GE Capital Restructuring, the Servicer hired many of the employees who had performed the functions for Polaris and its investment programs (including the Partnership) that are now performed by the Servicer for PHC owned aircraft and for Polaris investment programs under the Services Agreement and under similar services agreements entered into by PIMC and/or PALC with the Servicer relating to other Polaris investment programs.

In order to allow it to continue to be able to discharge its responsibilities as general partner of the Partnership, PIMC has retained certain of its employees. As of December 31, 1994, PIMC had seven full-time employees. In addition, certain employees of GECAS will serve as officers and directors of PIMC. The following management personnel will serve in the capacities shown opposite their names:

             Name                PIMC  Title
        ------------------  ---------------------
        Howard L. Feinsand  President; Director
        Richard J. Adams    Vice President; Director
        Rodney Sirmons      Director
        James W. Linnan     Vice President
        John E. Flynn       Vice President
        Robert W. Dillon    Vice President; Assistant Secretary
        James F. Walsh      Chief Financial Officer
        William C. Bowers   Secretary


Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Feinsand, 47, Senior Vice President and Manager, Capital Markets, Pricing and Investor Programs of GECAS, joined PIMC and PALC as Vice President, General Counsel and Assistant Secretary in April 1989. Effective July 1989,
Mr. Feinsand assumed the position of Senior Vice President, and served as General Counsel and Secretary from July 1989 to August 1992. Mr. Feinsand, an attorney, was a partner in the New York law firm of Golenbock and Barell from 1987 through 1989. In his previous capacities, Mr. Feinsand served as counsel to PIMC and PALC. Mr. Feinsand also serves as a director on the board of Duke Realty Investments, Inc. Effective July 1, 1994, Mr. Feinsand held the positions of President and Director of PIMC.

Mr. Adams, 61, Senior Vice President, Aircraft Marketing - North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing, Vice President - North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Sirmons, 48, is Vice President, Portfolio and Risk Management for GECAS. During the last twenty-one years, he has held a variety of credit, underwriting and financial positions with several businesses within GE Capital and its predecessor. Effective July 1, 1994, Mr. Sirmons held the position of Director of PIMC.

Mr. Linnan, 53, became Vice President - Financial Management of PIMC and PALC effective April 1991, having previously served as Vice President - Investor Marketing of PIMC and PALC since July 1986. Effective July 1, 1994, Mr. Linnan held the position of Vice President of PIMC.

Mr. Flynn, 54, Senior Vice President and Manager, Task Force Marketing and General Manager, Cargo, of GECAS, served as Senior Vice President, Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President, North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President, Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 53, became Vice President - Aviation Legal and Insurance Affairs effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC.

Mr. Walsh, 45, Senior Vice President and Chief Financial Officer of GECAS, joined PIMC and PALC in March 1987. He served as Senior Vice President and Chief Financial Officer, having previously served as Vice President and Chief Financial Officer. Effective October, 1993, Mr. Walsh resigned as Senior Vice President and Chief Financial Officer of PIMC to assume new responsibilities at GE Capital. Effective July 1, 1994, Mr. Walsh held the position of Chief Financial Officer of PIMC.

Mr. Bowers, 48, Senior Vice President and Associate General Counsel of GECAS, joined that company in November, 1993. Prior to joining GECAS, Mr. Bowers, an attorney, was General Counsel of GPA Capital, the capital markets division of GPA Group plc, from June, 1990 to October, 1993. Prior to joining GECAS, Mr. Bowers was a partner in the New York office of Paul, Hastings, Janofsky & Walker from January, 1988 until June, 1990, having joined that firm as an Of Counsel in October, 1985. Effective November 18, 1994, Mr. Bowers held the position of Secretary of PIMC.

Through the personnel it has retained, PIMC will oversee the services to be performed by the Servicer under the Services Agreement, make decisions as to matters that are effectively reserved to PIMC for decision by the Services Agreement, receive and analyze reports received from the Servicer, and otherwise discharge its responsibilities as general partner of the Partnership (See "The Services Agreement"). In addition, PIMC will continue to perform investor relations services for the Partnership and will continue to supervise ReSource/Phoenix, a division of Phoenix Leasing Incorporated which, since August 1993, has been performing substantially all of the accounting and financial reporting services previously performed by PIMC, pursuant to a Program Accounting and Financial Reporting Administration Agreement. Since July 1994, ReSource/Phoenix has also provided database time-share services, data processing services and investor transfer services pursuant to a Time-Share and Transfer Services Agreement.

GECAS - GECAS is a global commercial aviation financial services company that
(i) offers a broad range of financial products to airlines and aircraft operators, aircraft owners, lenders and investors, including financing leases, operating leases, tax-advantaged and other incentive-based financing and debt and equity financing, and (ii) provides management, marketing and technical support services to aircraft owners, lenders and investors, including GE Capital, its affiliates, and certain third parties.

GECAS is the world's largest manager of commercial aircraft. From time to time, GE Capital and its affiliates are likely to acquire additional new and used aircraft which are expected to be included in the portfolio to be managed by GECAS. GECAS's managed portfolio includes other aircraft of the same type as those owned by the Partnership. Accordingly, the Servicer may have certain conflicts of interest in performing its duties under the Services Agreement. (See "The Services Agreement", herein.)

The Servicer has represented to PIMC that during the term of the Services Agreement the Servicer's net worth will be greater than $25,000,000, and has agreed during such term not to pay or make any dividends or distributions to its shareholder(s) which would have the effect of reducing the Servicer's net worth below that amount.

The Services Agreement - Under the Services Agreement, PIMC has engaged the Servicer to perform, or arrange for the performance of, aircraft management services, aircraft leasing and sales services, and certain portfolio management services. These services will include, inter alia, managing the Partnership's portfolio of aircraft, arranging for the re-leasing and sale of aircraft, preparing certain reports for the Partnership, employing persons to perform services for the Partnership, and otherwise performing various portfolio and partnership management functions. PIMC will continue to serve as general partner of the Partnership and will retain all of its rights, powers and interests as general partner. In its capacity as general partner, PIMC will exercise supervisory control over the Servicer's rendering of services in connection with the Partnership and will continue to have control and overall management of all matters relating to the Partnership's ongoing business and operations. The Servicer is not becoming a general partner of the Partnership and is not assuming any fiduciary duty that PIMC, as general partner, has had or will have.

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

The Services Agreement requires the Servicer to take any actions relating to the Services Agreement that PIMC may direct so long as such actions are reasonably deemed by PIMC to be necessary or appropriate in order to permit PIMC to fulfill its fiduciary duties as general partner of the Partnership or otherwise to be in the best interest of the Partnership or its limited partners. Furthermore, certain actions with respect to the Partnership may not be taken by the Servicer without the prior approval of PIMC. Such actions include, among others: (i) selling or otherwise disposing of one or more aircraft by the Partnership (including the sale or other disposition of an aircraft as parts or scrap); (ii) entering into any new lease (or any renewal or extension of an existing lease) with respect to any aircraft; (iii) terminating or modifying any lease with respect to any aircraft; (iv) financing or refinancing one or more aircraft by the Partnership; (v) making material capital, maintenance or inspection expenditures for the Partnership;
(vi) hiring any broker to sell or lease any aircraft; (vii) entering into any contract (including any contract of sale), agreement or instrument other than a contract, agreement or instrument entered into in the ordinary course of business that has a term of less than one year and that does not contemplate payments which will exceed, over the term of the contract, agreement or instrument, $100,000 in the aggregate; (viii) changing in any material respect the type or amount of insurance coverage in place for the Partnership; and (ix) incurring any Partnership expenses for which the Servicer will seek reimbursement pursuant to the Services Agreement which exceed in the aggregate, for any calendar month, the sum of $10,000. Absent PIMC authorization, it is contemplated that the Servicer will not enter into contracts, agreements or instruments on behalf of the Partnership.

Absent earlier termination based on certain events (including the withdrawal, removal or replacement of PIMC as general partner of the Partnership), the Services Agreement will terminate upon the completion of the winding up and liquidation of the Partnership and the distribution of all of its assets.

Certain Legal Proceedings:

As reported in the Partnership's 1990 Form 10-K, on June 8, 1990, a purported class action entitled Harner, et al., v. Prudential Bache Securities, Inc. et al., (to which the Partnership was not a party) was filed by certain purchasers of units in a 1983 and 1984 public offering in several corporate aircraft public partnerships. Polaris Aircraft Leasing Corporation and Polaris

Investment Management Corporation were named as two of the defendants in this action. On September 24, 1991, the court entered an order in favor of Polaris Aircraft Leasing Corporation and Polaris Investment Management Corporation granting their motion for summary judgment and dismissing the plaintiffs' complaint with prejudice. On March 13, 1992, plaintiff filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit. On
August 21, 1992, the Sixth Circuit ordered consolidation of the appellants' causes for the purposes of briefing and submission. On September 9, 1994, the Sixth Circuit affirmed the lower court's decision dismissing the action.

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al., v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al., was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Partnership, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in the Partnership and the other Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in the Partnership and the other Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" the Partnership and such Polaris Aircraft Income Funds.
Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I-VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of Polaris Aircraft Income Funds I-III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of Polaris Aircraft Income Fund I-III is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged such Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to such Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail.
On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V ("PAIF V") was filed by one investor in PAIF
V. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interest in PAIF V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case is being coordinated with In re Prudential.

On or about February 6, 1995, a class action complaint entitled Cohen, et al.
v. J.B. Hanauer & Company, et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names J.B. Hanauer & Company, General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 5,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds I through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings;
(iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts; (vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

On or about January 12, 1995, a class action complaint entitled Cohen, et al.
v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The complaint sets forth various causes of action which include allegations against certain or all of the defendants
(i) for violation of Section 12(2) of the Securities Act of 1933, as amended, by a registered broker dealer and for violation of Section 15 of such act by all defendants in connection with certain public offerings on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged fraud in connection with such offerings; (iii) for alleged negligent misrepresentation in connection with such offerings; (iv) for alleged breach of fiduciary duties; (v) for alleged breach of third party beneficiary contracts;
(vi) for alleged violations of the NASD Rules of Fair Practice by a registered broker dealer; and (vii) for alleged breach of implied covenants in the customer agreements by a registered broker dealer. The complaint seeks an award of compensatory and punitive damages and other remedies. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.


Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1994 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Item 11.     Management Remuneration and Transactions

PAIF-IV has no directors or officers. PAIF-IV is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $577,742 were paid to PIMC in 1994.


Item 12.     Security Ownership of Certain Beneficial Owners and Management

   a) No person owns of record, or is known by PAIF-IV to own beneficially more than five percent of any class of voting securities of PAIF-IV.

   b) The General Partner of PAIF-IV owns the equity securities of PAIF-IV as set forth in the following table:


           (1)          (2)                    (3)                  (4)
          Title       Name of        Amount and Nature of         Percent
        of Class  Beneficial Owner   Beneficial Ownership         of Class
        --------  ----------------   --------------------         --------
         General   Polaris Investment Represents a 10.0% interest   100%
         Partner   Management         of all cash distributions,
         Interest  Corporation        gross income in an amount
                                      equal to 9.09% of distributed
                                      cash available from operations,
                                      and a 1% interest in net income
                                      or loss

   c) There are no arrangements known to PAIF-IV, including any pledge by any person of securities of PAIF-IV, the operation of which may at a subsequent date result in a change in control of PAIF-IV.


Item 13.  Certain Relationships and Related Transactions

None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.   Financial Statements.

     The following are included in Part II of this report:
                                                        Page No.
                                                        --------
          Report of Independent Public Accountants         20
          Balance Sheets                                   21
          Statements of Operations                         22
          Statements of Changes in Partners'
            Capital (Deficit)                              23
          Statements of Cash Flows                         24
          Notes to Financial Statements                    25


2.   Reports on Form 8-K.

     None.


3.   Exhibits required to be filed by Item 601 of Regulation S-K.

     10.  Material Contracts.

          a.  Services Agreement.

     27.  Financial Data Schedules (Filed electronically only).


4.   Financial Statement Schedules.

     All financial statement schedules are omitted because they are not applicable, not required or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        POLARIS AIRCRAFT INCOME FUND IV,
                                        A California Limited Partnership
                                        (REGISTRANT)
                                        By:  Polaris Investment
                                             Management Corporation
                                             General Partner





   March 23, 1995             By:  /S/ Howard L. Feinsand
-------------------                --------------------------------
        Date                       Howard L. Feinsand, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                      Title                     Date


     /S/Howard L. Feinsand    Chairman of the Board and         March 23, 1995
     ---------------------    President of Polaris              --------------
     (Howard L. Feinsand)     Investment Management
                              Corporation, General Partner
                              of the Registrant

     /S/Richard J. Adams      Vice President and Director of    March 23, 1995
     -------------------      Polaris Investment Management     --------------
     (Richard J. Adams)       Corporation, General Partner
                              of the Registrant

     /S/James F. Walsh        Chief Financial Officer of        March 23, 1995
     -----------------        Polaris Investment Management     --------------
     (James F. Walsh)         Corporation, General Partner
                              of the Registrant