Form 10-Q
period 1995-03-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1995-05-12
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                             ----------------------

           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                             ----------------------

                          Commission File No. 33-15551

                             ----------------------

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

                  Yes  _X_                      No  ___


                      This document consists of 14 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

           FORM 10-Q - For the Quarterly Period Ended March 31, 1995




                                     INDEX


Part I. Financial Information                                              Page

           Item 1.    Financial Statements

                      a)  Balance Sheets - March 31, 1995 and
                          December 31, 1994.................................3

                      b)  Statements of Operations - Three Months Ended
                          March 31, 1995 and 1994...........................4

                      c) Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 1994
                          and Three Months Ended March 31, 1995.............5

                      d)  Statements of Cash Flows - Three Months
                          Ended March 31, 1995 and 1994.....................6

                      e)  Notes to Financial Statements.....................7

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations........10



Part II.   Other Information

           Item 1.    Legal Proceedings....................................12

           Item 5.    Other Information....................................13

           Item 6.    Exhibits and Reports on Form 8-K.....................13

           Signature.......................................................14

                         Part I. Financial Information

Item 1.    Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1995          1994
                                                         ----          ----
                                                      (Unaudited)
ASSETS:

CASH AND CASH EQUIVALENTS                            $ 18,951,964  $ 18,152,875

RENT AND OTHER RECEIVABLES                              2,091,187     1,941,568

NOTES RECEIVABLE, net of allowance for credit
 losses of $2,831,915 in 1995 and $3,263,108 in 1994    5,150,330     5,862,206

AIRCRAFT at cost, net of accumulated depreciation
 of $52,306,248 in 1995 and $49,947,066 in 1994        66,371,196    68,730,378

OTHER ASSETS, net of accumulated amortization
 of $2,116,873 in 1995 and $2,105,937 in 1994              93,377       104,313
                                                     ------------  ------------

                                                     $ 92,658,054  $ 94,791,340
                                                     ============  ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $    144,587  $    174,860

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                   58,627        32,995

LESSEE SECURITY DEPOSITS                                1,084,512     1,072,067

MAINTENANCE RESERVES                                    2,640,825     2,146,917

DEFERRED RENTAL INCOME                                       --         110,000
                                                     ------------  ------------

     Total Liabilities                                  3,928,551     3,536,839
                                                     ------------  ------------

PARTNERS' CAPITAL (DEFICIT):
 General Partner                                       (3,568,546)   (3,543,265)
 Limited Partners, 499,964 units
   issued and outstanding                              92,298,049    94,797,766
                                                     ------------  ------------

     Total Partners' Capital                           88,729,503    91,254,501
                                                     ------------  ------------

                                                     $ 92,658,054  $ 94,791,340
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                    Three Months Ended March 31,

                                                       1995            1994
                                                       ----            ----
REVENUES:
    Rent from operating leases                      $ 3,069,373     $ 3,121,973
    Interest                                            505,435         404,720
    Gain on sale of aircraft                               --           425,000
                                                    -----------     -----------

           Total Revenues                             3,574,808       3,951,693
                                                    -----------     -----------

EXPENSES:
    Depreciation and amortization                     2,370,118       2,803,744
    Management and advisory fees                        153,469         156,099
    Operating                                            44,167         869,978
    Administration and other                             60,080          53,550
                                                    -----------     -----------

           Total Expenses                             2,627,834       3,883,371
                                                    -----------     -----------

NET INCOME                                          $   946,974     $    68,322
                                                    ===========     ===========

NET INCOME ALLOCATED
    TO THE GENERAL PARTNER                          $   321,916     $   375,619
                                                    ===========     ===========

NET INCOME (LOSS) ALLOCATED TO
    LIMITED PARTNERS                                $   625,058     $  (307,297)
                                                    ===========     ===========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                                $      1.25     $     (0.61)
                                                    ===========     ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                           Year Ended December 31, 1994 and
                                           Three Months Ended March 31, 1995

                                       General       Limited
                                       Partner       Partners         Total
                                   -------------  -------------  -------------

Balance, December 31, 1993          $  (3,309,775) $ 117,899,531  $ 114,589,756

   Net income (loss)                    1,294,178     (9,352,755)    (8,058,577)

   Cash distributions to partners      (1,527,668)   (13,749,010)   (15,276,678)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (3,543,265)    94,797,766     91,254,501

   Net income                             321,916        625,058        946,974

   Cash distribution to partners         (347,197)    (3,124,775)    (3,471,972)
                                    -------------  -------------  -------------

Balance, March 31, 1995 (Unaudited) $  (3,568,546) $  92,298,049  $  88,729,503
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Three Months Ended March 31,

                                                         1995           1994
                                                         ----           ----
OPERATING ACTIVITIES:
 Net income                                          $    946,974  $     68,322
 Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                        2,370,118     2,803,744
   Gain on sale of aircraft                                  --        (425,000)
   Changes in operating assets and liabilities:
     Increase in rent and other receivables              (149,619)      (80,091)
     Decrease in other assets                                --          35,887
     Increase (decrease) in payable to affiliates         (30,273)      119,270
     Increase (decrease) in accounts payable
       and accrued liabilities                             25,632       (11,500)
     Increase in lessee security deposits                  12,445       220,000
     Increase in maintenance reserves                     493,908          --
     Decrease in deferred income                         (110,000)         --
                                                     ------------  ------------

       Net cash provided by operating activities        3,559,185     2,730,632
                                                     ------------  ------------

INVESTING ACTIVITIES:
 Proceeds from sale of aircraft                              --         425,000
 Increase in notes receivable                                --        (163,077)
 Principal payments on notes receivable                   711,876        99,641
                                                     ------------  ------------

       Net cash provided by investing activities          711,876       361,564
                                                     ------------  ------------

FINANCING ACTIVITIES:
 Cash distribution to partners                         (3,471,972)   (4,166,367)
                                                     ------------  ------------

       Net cash used in financing activities           (3,471,972)   (4,166,367)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
 EQUIVALENTS AND SHORT-TERM
 INVESTMENTS                                              799,089    (1,074,171)

CASH AND CASH EQUIVALENTS AND
 SHORT-TERM INVESTMENTS AT
 BEGINNING OF PERIOD                                   18,152,875    20,474,194
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $ 18,951,964  $ 19,400,023
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.     Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund IV's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1994, 1993, and 1992 included in the Partnership's 1994 Annual Report to the SEC on Form 10-K (Form 10-K).

Financial Accounting Pronouncements - The Partnership adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loan as a result of issues regarding its collection due to restrictions regarding the cash flow by the Bankruptcy Court. The Partnership recognizes revenue on this loan only as payments are received.

As discussed in Note 3, the modified leases with Continental Airlines, Inc. (Continental) include an extended deferral of the dates when certain rental payments are due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received. The deferred rents and corresponding allowance for credit losses were $2,831,915 and $3,263,108 as of March 31, 1995 and December 31, 1994,
respectively.


2.     Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for two Boeing 727-200 Advanced aircraft formerly on lease to USAir, Inc. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although rental revenue will be recognized over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership sold both of these aircraft as discussed in the Form 10-K.

Under the ATA lease, the Partnership may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. The Partnership has received all scheduled principal and interest payments due under the notes. The balances of the notes at March 31, 1995 and December 31, 1994 were $913,154 and $949,489, respectively.


3.      Continental Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and Five Boeing 727-200 aircraft were modified. The modified agreement specifies (i) extension of the leases for the five Boeing 727-200s to April 1994 and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $659,414 and $819,259 as of March 31, 1995 and December 31, 1994, respectively, as notes receivable.

On January 26, 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In connection with those changes, Continental indicated that it was discussing with certain of its major lenders modifications to existing debt amortization schedules to enhance the airline's capital structure. Continental stated that during those discussions it would not be making payments to such lenders and lessors otherwise required under the current contracts. The Partnership is not engaged in any such discussions with Continental at the present time, and Continental has made all payments due to the Partnership on a current basis to date. Note 7 contains a further discussion of the Continental events subsequent to March 31, 1995.


4.     Sale of Aircraft to Continental

The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at March 31, 1995 and December 31, 1994 was $3,213,253 and $3,706,458, respectively.


5.     Viscount Air Services, Inc. (Viscount) Restructuring

As discussed in the Form 10-K, the Partnership has entered into an agreement with Viscount to defer certain rents due the Partnership which aggregate $600,000; to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and which gives the Partnership the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000.

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The unpaid balances of the deferred rents, which are reflected as rents receivable in the March 31, 1995 and December 31, 1994 balance sheets, were $585,417 and $450,000, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected as notes receivable in the March 31, 1995 and December 31, 1994 balance sheets, were $364,509 and $387,000, respectively. Note 7 contains a further discussion of the Viscount events subsequent to March 31, 1995.


6.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for
                                      Three Months Ended    Payable at
                                        March 31, 1995    March 31, 1995
                                       --------------     --------------

Aircraft Management Fees                  $139,979          $108,314

Out-of-Pocket Administrative Expense
    Reimbursement                           41,878            35,688

Out-of-Pocket Maintenance and
    Remarketing Expense Reimbursement       80,379               585
                                          --------          --------

                                          $262,236          $144,587
                                          ========          ========


7.     Subsequent Events

Continental Restructuring - In early April 1995, Continental announced that it had successfully concluded discussions with The Boeing Company, as well as its primary lender and the City and County of Denver, that would provide Continental with approximately $370 million in cash deferrals and savings over the next two years, and that it had reached a preliminary agreement with certain of its lessors for additional cash deferrals.

Viscount Payment Delinquency - Viscount is presently past due on certain rent, deferred rent, maintenance reserve and financing payments due the Partnership in April and May 1995. The past due payments aggregate approximately $228,000. The Partnership is currently negotiating an agreement with Viscount whereby certain of these past due payments, in addition to certain future payments due from Viscount, may be deferred. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse affect on the Partnership's financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to GB Airways Limited (GB Airways); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft leased to Viscount Air Services, Inc. (Viscount). Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter, formerly leased to Emery Aircraft Leasing Corporation (Emery), was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold to Emery in 1993, and five Boeing 727-200 aircraft were sold to Continental in May 1994. As discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), in 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Partnership Operations

The Partnership recorded net income of $946,974, or $1.25 per limited partnership unit, for the three months ended March 31, 1995, compared to net income of $68,322, or an allocated net loss of $0.61 per unit, for the same period in 1994. The improved operating results in the first quarter of 1995 as compared to the first quarter of 1994 is due primarily to a significant decrease in operating and depreciation expenses in 1995, partially offset by a reduction in total revenues in 1995.

During the first quarter of 1994, the Partnership incurred maintenance and remarketing costs of approximately $850,000 necessary to remarket the two Boeing 737-200 aircraft and four Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, to GB Airways, TBG Airways and Viscount. Maintenance expenses recognized during the first quarter of 1995 were minimal in comparison.

Further impacting the improved operating results in the first quarter of 1995 as compared to the first quarter of 1994 was a decrease in depreciation expense in 1995. Depreciation expense for the three months ended March 31, 1995 does not include depreciation expense for the five Boeing 727-200 aircraft sold to Continental in May 1994.

Partially offsetting the improved operating results in the first quarter of 1995 as compared to the first quarter of 1994 was a decrease in total revenues in 1995 as a result of a gain of $425,000 on the sale of one Boeing 727-100 aircraft to Total Aerospace Services, Inc. recognized in the first quarter of 1994. No aircraft sales were concluded in the first quarter of 1995.


Liquidity and Cash Distributions

Liquidity - As discussed in the Form 10-K, the Partnership entered into an agreement with Viscount under which it agreed to defer certain rents due the Partnership on two aircraft. These deferred rents, which aggregate $600,000, are being repaid by Viscount with interest over the remaining lease terms. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $387,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995. Viscount is presently past due on certain rent, deferred rent, maintenance reserve and financing payments due the Partnership in April and May 1995. The past due payments aggregate approximately $228,000. The Partnership is currently negotiating an agreement with Viscount whereby certain of these payments, in addition to certain future payments due from Viscount, may be deferred. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse affect on the Partnership's financial position.

As described in Item 7 of the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive compliance, aircraft modification and refurbishment costs, a portion of which will be recovered with interest through payments from Continental over the lease terms. The balance of the costs that the Partnership is currently obligated to pay or finance is approximately $2.3 million.

As described in the Form 10-K, the ATA lease specifies that the Partnership may finance certain aircraft hushkits at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over an extended lease term.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $2,640,825 as of March 31, 1995.

The Partnership's cash reserves are being retained to finance a portion of the cost that may be incurred under the leases with Continental and ATA and to cover other potential cash requirements.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1995 and 1994 were $3,124,775, or $6.25 per limited partnership unit and $3,749,730, or $7.50 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft, the receipt of modification financing payments from Continental, the receipt of rental payments from Continental, ATA, GB Airways, TBG Airways and Viscount, and the receipt of deferred rental payments and financing payments from Viscount.


Continental Restructuring

As discussed in Notes 3 and 7 to the financial statements and in the Form 10-K, in January 1995, Continental announced a number of actual and proposed changes in its operations and financial situation. In early April 1995, Continental announced that it had successfully concluded discussions with The Boeing Company, as well as its primary lender and the City and County of Denver, that would provide Continental with approximately $370 million in cash deferrals and savings over the next two years, and that it had reached a preliminary agreement with certain of its lessors for additional cash deferrals.

                           Part II. Other Information


Item 1.     Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings to which the Partnership is a party or to which any of its properties are subject. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Kidder, Peabody & Co. has been added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Adams, et al. v. Prudential Securities, Inc., et al. - On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. On March 17, 1995, certain defendants, including Prudential Securities Corporation, filed a tagalong motion to transfer this action to the consolidated Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Other Proceedings - Item 10 of Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. Except as described below, there have been no material developments with respect to any of the other actions described therein during the period covered by this report.

Cohen, et al. v. Kidder Peabody & Company, Inc., et al. - On or about March 31, 1995 this action was removed to the United States District Court for the Southern District of Florida.

Item 5.     Other Information

Effective March 31, 1995, Howard L. Feinsand resigned as Director and President of Polaris Investment Management Corporation (PIMC). James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective March 31, 1995, Rodney Sirmons resigned as Director of PIMC. Eric Dull, 34, has assumed the position of Director of PIMC effective March 31, 1995. Mr. Dull presently holds the position of Senior Vice President, Restructuring of GE Capital Aviation Services, Inc. (GECAS).

Effective May 1, 1995,  William C. Bowers resigned as Secretary of PIMC. Richard
L. Blume, 46, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS.

Norman Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS.



Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    27.  Financial Data Schedules (Filed electronically only)

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

                                    POLARIS AIRCRAFT INCOME FUND IV,
                                    A California Limited Partnership
                                    (Registrant)
                                    By:     Polaris Investment
                                            Management Corporation,
                                            General Partner




          May 10, 1995                 By:     /S/James F. Walsh
- -------------------------------                -----------------
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