Form 10-Q
period 1995-06-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1995-08-14
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ---------------------------


                                   FORM 10-Q
                          ---------------------------



          _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

          ___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          ---------------------------


                          Commission File No. 33-15551
                          ---------------------------



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







                      This document consists of 18 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended June 30, 1995




                                     INDEX


Part I.  Financial Information                                              Page

              Item 1.      Financial Statements

                           a)  Balance Sheets - June 30, 1995 and
                               December 31, 1994..............................3

                           b)  Statements of Operations - Three Months and
                               Six Months Ended June 30, 1995 and 1994........4

                           c) Statements of Changes in Partners' Capital (Deficit) - Year Ended December 31, 1994
                               and Six Months Ended June 30, 1995.............5

                           d)  Statements of Cash Flows - Six Months
                               Ended June 30, 1995 and 1994...................6

                           e)  Notes to Financial Statements..................7

              Item 2.      Management's Discussion and Analysis of
                           Financial Condition and Results of Operations.....11



Part II.      Other Information

              Item 1.      Legal Proceedings.................................14

              Item 5.      Other Information.................................16

              Item 6.      Exhibits and Reports on Form 8-K..................17

              Signature......................................................18

                         Part I. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                  (Unaudited)

                                                       June 30,     December 31,
                                                         1995           1994
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 21,168,930   $ 18,152,875

RENT AND OTHER RECEIVABLES                             2,254,586      1,941,568

NOTES RECEIVABLE, net of allowance for credit
   losses of $2,238,642 in 1995 and $3,263,108
   in 1994                                             4,280,434      5,862,206

AIRCRAFT at cost, net of accumulated depreciation
   of $54,665,429 in 1995 and $49,947,066 in 1994     64,012,015     68,730,378

OTHER ASSETS, net of accumulated amortization
   of $2,127,811 in 1995 and $2,105,937 in 1994           82,439        104,313
                                                    ------------   ------------

                                                    $ 91,798,404   $ 94,791,340
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    185,484   $    174,860

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                            56,928         32,995

LESSEE SECURITY DEPOSITS                               1,097,921      1,072,067

MAINTENANCE RESERVES                                   3,664,048      2,146,917

DEFERRED RENTAL INCOME                                   382,500        110,000
                                                    ------------   ------------

        Total Liabilities                              5,386,881      3,536,839
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,591,758)    (3,543,265)
   Limited Partners, 499,964 units
      issued and outstanding                          90,003,281     94,797,766
                                                    ------------   ------------

        Total Partners' Capital                       86,411,523     91,254,501
                                                    ------------   ------------

                                                    $ 91,798,404   $ 94,791,340
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three Months Ended         Six Months Ended
                                                June 30,                   June 30,
                                           1995         1994          1995          1994
                                           ----         ----          ----          ----
REVENUES:
   Rent from operating leases          $ 3,227,039  $ 3,037,419   $ 6,296,412  $ 6,159,392
   Interest                                537,632      424,349     1,043,067      829,069
   Net loss on sale of aircraft               --     (6,707,562)         --     (6,282,562)
                                       -----------  -----------   -----------  -----------

          Total Revenues                 3,764,671   (3,245,794)    7,339,479      705,899
                                       -----------  -----------   -----------  -----------

EXPENSES:
   Depreciation and amortization         2,370,119    2,531,776     4,740,237    5,335,520
   Management fees to general partner      161,352      151,871       314,821      307,970
   Operating                                 2,767      860,929        46,934    1,730,907
   Administration and other                 76,440       85,703       136,520      139,253
                                       -----------  -----------   -----------  -----------

          Total Expenses                 2,610,678    3,630,279     5,238,512    7,513,650
                                       -----------  -----------   -----------  -----------

NET INCOME (LOSS)                      $ 1,153,993  $(6,876,073)  $ 2,100,967  $(6,807,751)
                                       ===========  ===========   ===========  ===========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER              $   323,986  $   306,174   $   645,902  $   681,793
                                       ===========  ===========   ===========  ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                 $   830,007  $(7,182,247)  $ 1,455,065  $(7,489,544)
                                       ===========  ===========   ===========  ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                    $      1.66  $    (14.37)  $      2.91  $    (14.98)
                                       ===========  ===========   ===========  ===========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)


                                           Year Ended December 31, 1994 and
                                            Six Months Ended June 30, 1995

                                         General      Limited
                                         Partner      Partners      Total

Balance, December 31, 1993          $  (3,309,775) $ 117,899,531  $ 114,589,756

   Net income (loss)                    1,294,178     (9,352,755)    (8,058,577)

   Cash distributions to partners      (1,527,668)   (13,749,010)   (15,276,678)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (3,543,265)    94,797,766     91,254,501

   Net income                             645,902      1,455,065      2,100,967

   Cash distributions to partners        (694,395)    (6,249,550)    (6,943,945)
                                    -------------  -------------  -------------

Balance, June 30, 1995              $  (3,591,758) $  90,003,281  $  86,411,523
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Six Months Ended June 30,
                                                          1995          1994
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income (loss)                                 $  2,100,967  $ (6,807,751)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                     4,740,237     5,335,520
      Net loss on sale of aircraft                           --       6,282,562
      Changes in operating assets and liabilities:
        Increase in rent and other receivables           (313,018)      (75,928)
        Decrease in other assets                             --          35,887
        Increase (decrease) in payable to affiliates       10,624      (345,693)
        Increase in accounts payable
           and accrued liabilities                         23,933       366,000
        Increase in lessee security deposits               25,854       525,000
        Increase in maintenance reserves                1,517,131       351,027
        Increase in deferred income                       272,500          --
                                                     ------------  ------------

           Net cash provided by operating activities    8,378,228     5,666,624
                                                     ------------  ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                            --         425,000
   Increase in notes receivable                              --        (163,077)
   Principal payments on notes receivable               1,581,772       579,380
                                                     ------------  ------------

           Net cash provided by investing activities    1,581,772       841,303
                                                     ------------  ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (6,943,945)   (8,332,733)
                                                     ------------  ------------

           Net cash used in financing activities       (6,943,945)   (8,332,733)
                                                     ------------  ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS AND SHORT-TERM
   INVESTMENTS                                          3,016,055    (1,824,806)

CASH AND CASH EQUIVALENTS AND
   SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                                 18,152,875    20,474,194
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $ 21,168,930  $ 18,649,388
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

Aircraft and Depreciation - The aircraft are recorded at cost, which includes acquisition costs. Depreciation to an estimated residual value is computed using the straight-line method over the estimated economic life of the aircraft which was originally estimated to be 30 years from the date of manufacture. Depreciation in the year of acquisition was calculated based upon the number of days that the aircraft were in service.

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life based on estimated residual values obtained from an independent party which provides current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual, or decrease in the projected remaining economic life, the depreciation expense over the projected remaining life of the acriraft is increased. If the projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded an allowance for credit losses equal to the full amount of the following impaired loan as a result of issues regarding its collection due to restrictions regarding the cash flow by the Bankruptcy Court. The Partnership recognizes revenue on this loan only as payments are received.

As discussed in Note 3, the modified leases with Continental Airlines, Inc. (Continental) include an extended deferral of the dates when certain rental payments are due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received. The deferred rents and corresponding allowance for credit losses were $2,238,642 and $3,263,108 as of June 30, 1995 and December 31, 1994,
respectively.


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

Under the ATA lease, the Partnership may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. The Partnership has received all scheduled principal and interest payments due under the notes. The balances of the notes at June 30, 1995 and December 31, 1994 were $876,530 and $949,489, respectively.


3.        Continental Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and five Boeing 727-200 aircraft were modified. The modified agreement specifies (i) extension of the leases for the five Boeing 727-200s to April 1994 and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs will be capitalized and depreciated over the remaining lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $535,285 and $819,259 as of June 30, 1995 and December 31, 1994, respectively, as notes receivable.

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


4.       Sale of Aircraft to Continental

The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at June 30, 1995 and December 31, 1994 was $2,538,663 and $3,706,458, respectively.


5.       Viscount Air Services, Inc. (Viscount) Restructuring

As discussed in the Form 10-K, in July 1994 the Partnership entered into an agreement with Viscount to defer certain rents due the Partnership which aggregate $600,000; to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and which gives the Partnership the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000.

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the mareining terms of the leases. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The unpaid balances of the deferred rents, which are reflected as rents receivable in the June 30, 1995 and December 31, 1994 balance sheets, were $555,933 and $450,000, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected as notes receivable in the June 30, 1995 and December 31, 1994 balance sheets, were $329,956 and $387,000, respectively.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate $200,000 and are included in rents receivable in the June 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is considering a restructuring of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

6.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                    Payments for
                                                Three Months Ended  Payable at
                                                   June 30, 1995   June 30, 1995
                                                   -------------   -------------

Aircraft Management Fees                                 $150,315       $119,351

Out-of-Pocket Administrative Expense
     Reimbursement                                         24,148         66,133

Out-of-Pocket Maintenance and
     Remarketing Expense Reimbursement                     26,794           --
                                                         --------       --------

                                                         $201,257       $185,484
                                                         ========       ========

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


Partnership Operations

The Partnership recorded net income of $1,153,993, or $1.66 per limited partnership unit, for the three months ended June 30, 1995, compared to a net loss of $6,876,073, or $14.37 per unit, for the same period in 1994. The Partnership recorded net income of $2,100,967, or $2.91 per limited partnership unit, for the six months ended June 30, 1995, compared to a net loss of $6,807,751, or $14.98 per unit, for the same period in 1994. The 1994 net losses were primarily attributable to the loss of $6,707,562 recorded in the second quarter of 1994 on the sale of five Boeing 727-200 aircraft to Continental, as discussed in the 1994 Form 10-K, combined with increased operating expenses. The improved operating results in the three and six months ended June 30, 1995 as compared to the same periods of 1994 is due primarily to a significant decrease in operating and depreciation expenses in 1995.

During the first quarter of 1994, the Partnership incurred maintenance and remarketing costs of approximately $850,000 necessary to remarket the two Boeing 737-200 aircraft and four Boeing 737-200 Advanced aircraft, formerly on lease to Britannia Airways Limited, to GB Airways, TBG Airways and Viscount. Maintenance expenses recognized during the first and second quarters of 1995 were minimal in comparison.

Further impacting the improved operating results in the first and second quarters of 1995 as compared to the same periods of 1994 was a decrease in depreciation expense in 1995. Depreciation expense for the three and six months ended June 30, 1995 does not include depreciation expense for the five Boeing 727-200 aircraft sold to Continental in May 1994.

Partially offsetting the loss on sale of $6,707,562 in the first quarter of 1994 was a gain of $425,000 recognized on the sale of one Boeing 727-100 aircraft to Total Aerospace Services, Inc. in the same period. No aircraft sales were concluded in the first or second quarter of 1995.

As discussed below and in Note 5 to the financial statements, as a result of the uncertainty over Viscount's future performance, the Partnership has begun a market evaluation for the two aircraft currently on lease to Viscount. Should the Partnership determine that it is in its best interest to repossess these aircraft and prepare them for lease to another operator, the negative effects on the Partnership's operating results and liquidity could be significant.

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. Management is gathering information and evaluating the requirements of the Statement, but has not determined the impact of its application on the Partnership's financial position or results of operations.


Liquidity and Cash Distributions

Liquidity - As discussed in the Form 10-K, the Partnership entered into an agreement with Viscou ntin July 1994 under which it agreed to defer certain rents due the Partnership on two aircraft. These deferred rents, which aggregate $600,000, are being repaid by Viscount with interest over the remaining lease terms. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $387,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate $200,000 and are included in rents receivable in the June 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is considering a restructuring of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past-due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any agreement for a further deferral as well as any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

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

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $3,664,048 as of June 30, 1995.

The Partnership's cash reserves are being retained to finance a portion of the cost that may be incurred under the leases with Continental and ATA and to cover other potential cash requirements.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1995 and 1994 were $3,124,775, or $6.25 per limited partnership unit and $3,749,730, or $7.50 per unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1995 and 1994 were $6,249,550, or $12.50 per limited partnership unit and $7,499,460, or $15.00 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft, the receipt of modification financing payments from Continental, the receipt of rental payments from Continental, ATA, GB Airways, TBG Airways and Viscount, and the receipt of deferred rental payments and financing payments from Viscount.


Industry Effects on the Partnership's Aircraft

As discussed in Note 1 to the financial statements, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life. For any downward adjustment in estimated residual value, depreciation expense over the projected remaining life of the aircraft is increased. If the increase in depreciation expense for on-lease aircraft causes the projected future net income generated from the lease to result in a net loss, that loss will be recognized currently as additional depreciation expense. The Partnership made downward adjustments to the estimated residual value of eight of its on-lease aircraft as of December 31, 1994. As a result of these adjustments to the estimated residual values, the Partnership will recognize increased depreciation expense of approximately $1.61 million per year beginning in 1995 through the end of the projected economic lives of the aircraft. The increased depreciation expense over the projected remaining lives of these aircraft caused the future projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) to result in a net loss. The Partnership recognized approximately $2.57 million, or $5.09 per limited Partnership unit, of this net loss as increased depreciation expense as of December 31, 1994.

                           Part II. Other Information


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q for the period ended March 31, 1995, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel conditionally transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K. Defendants time to answer or otherwise respond to the complaint has been extended by the court until 20 days after the Judicial Panel determines whether to transfer the case to the Multi-District Litigation.

Other Proceedings - Item 10 in Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. As discussed in the Form 10-K, the Partnership is not a rtpay to any of these actions. Except as described below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Moross, et al. v. Polaris Holding Company, et al. - On April 11, 1995, the action was transferred to the Multi-District Litigation described in Item 10 of
Part III of the Partnership's 1994 Form 10-K. On April 20, 1995, the parties stipulated that defendants need not answer or otherwise respond to the complaint at this time.

Kahn v. Polaris Holding Company, et al. - On April 18, 1995, the action was discontinued without prejudice.

Novak, et al. v. Polaris Holding Company, et al. - On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss.

Cohen, et al. v. J.B. Hanauer & Company, et al. - On June 7, 1995, plaintiffs filed an amended complaint which did not include as defendants General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company, thus effectively dismissing without prejudice the case against these entities.

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - As previously disclosed in the Partnership's 1994 Form 10-K and first quarter 1995 Form 10-Q, a purported class action entitled Cohen, et al. v. Kidder Peabody & Company Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit In And For Palm Beach County, Florida on January 12, 1995, and on March 31, 1995, the case was removed to the United States District Court for the Southern
District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action as Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 12, 1995. The amended complaint names Kidder, Peabody & Company Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper.
Defendants moved to dismiss the amended complaint on June 26, 1995. The Partnership is not named as a defendant in this action.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al.
v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. The Partnership is not named as a defendant in this action.

Item 5.        Other Information


Directors and Officers

James W. Linnan, 53, has assumed the position of Director and President of PIMC effective March 31, 1995. Mr. Linnan has served PIMC in various capacities since April 1979, most recently as Vice President.

Effective July 31, 1995, Eric Dull resigned as Director of PIMC.

Richard L. Blume, 53, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GE Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Norman Liu, 37, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President, Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu was also at Kidder, Peabody as a managing director.

Edward Sun, 45, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Managing Director, Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.



Selected Financial Data
                                            For the years ended December 31,

                                        1994    1993    1992    1991     1990
                                        ----    ----    ----    ----     ----

Cash Distributions per Limited
Partnership Unit                       $27.50  $82.50  $45.00  $55.56  $62.52

Amount of Cash Distributions
Included Above Representing
a Return of Capital on a Generally
Accepted Accounting Principle
Basis per Limited Partnership Unit *   $27.50  $77.88  $22.14  $48.90  $28.98

* The portion of such distributions which represents a return of capital on an economic basis will depend in part on the residual sale value of the Partnership's aircraft and thus will not be ultimately determinable until the Partnership disposes of its aircraft. However, such portion may be significant and may equal, exceed or be smaller than the amount shown in the above table.

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

                                            POLARIS AIRCRAFT INCOME FUND IV,
                                            A California Limited Partnership
                                            (Registrant)
                                            By:    Polaris Investmt
en
                                                   Management Corporation,
                                                   General Partner




         August 9, 1995                     By:  /S/James F. Walsh
--------------------------------                 -----------------
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