Form 10-Q
period 1995-09-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1995-11-13
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q
                           ---------------------------



            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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








                       This document consists of 17 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1995




                                      INDEX


Part I.       Financial Information                                        Page

   Item 1.      Financial Statements

        a)  Balance Sheets - September 30, 1995 and
            December 31, 1994..................................................3

        b)  Statements of Operations - Three Months and
            Nine Months Ended September 30, 1995 and 1994......................4

        c)  Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1994
            and Nine Months Ended September 30, 1995...........................5

        d)  Statements of Cash Flows - Nine Months
            Ended September 30, 1995 and 1994..................................6

        e)  Notes to Financial Statements......................................7

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................11



Part II.      Other Information

   Item 1.      Legal Proceedings.............................................14

   Item 5.      Other Information.............................................16

   Item 6.      Exhibits and Reports on Form 8-K..............................16

   Signature..................................................................17

                          Part I. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1995           1994
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $ 22,089,191    $ 18,152,875

RENT AND OTHER RECEIVABLES                            2,229,265       1,941,568

NOTES RECEIVABLE, net of allowance
  for credit losses of $1,933,922
  in 1995 and $3,263,108 in 1994                      3,734,283       5,862,206

AIRCRAFT at cost, net of accumulated
  depreciation of $56,496,240 in 1995
  and $49,947,066 in 1994                            62,181,204      68,730,378

OTHER ASSETS, net of accumulated
  amortization of $2,138,748 in 1995
  and $2,105,937 in 1994                                 71,502         104,313
                                                   ------------    ------------

                                                   $ 90,305,445    $ 94,791,340
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $    177,400    $    174,860

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           47,219          32,995

LESSEE SECURITY DEPOSITS                              1,111,189       1,072,067

MAINTENANCE RESERVES                                  4,673,492       2,146,917

DEFERRED RENTAL INCOME                                     --           110,000
                                                   ------------    ------------

        Total Liabilities                             6,009,300       3,536,839
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (3,612,943)     (3,543,265)
   Limited Partners, 499,964 units
      issued and outstanding                         87,909,088      94,797,766
                                                   ------------    ------------

        Total Partners' Capital                      84,296,145      91,254,501
                                                   ------------    ------------

                                                   $ 90,305,445    $ 94,791,340
                                                   ============    ============

        The accompanying notes are an integral part of these statements.


                                    POLARIS AIRCRAFT INCOME FUND IV,
                                    A California Limited Partnership

                                        STATEMENTS OF OPERATIONS
                                                (Unaudited)


                                              Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                                 -------------                 -------------

                                              1995           1994            1995            1994
                                              ----           ----            ----            ----
REVENUES:
   Rent from operating leases            $  2,963,924   $  2,919,948    $  9,260,336    $  9,079,340
   Interest                                   457,573        482,075       1,500,640       1,311,144
   Net gain (loss) on sale of aircraft          --           245,937           --         (6,036,625)
                                         ------------   ------------    ------------    ------------

           Total Revenues                   3,421,497      3,647,960      10,760,976       4,353,859
                                         ------------   ------------    ------------    ------------

EXPENSES:
   Depreciation and amortization            1,841,748      2,097,306       6,581,985       7,432,826
   Management fees to general partner         148,196        145,997         463,017         453,967
   Operating                                    4,640      1,440,085          51,574       3,170,992
   Administration and other                    70,319         57,605         206,839         196,858
                                         ------------   ------------    ------------    ------------

           Total Expenses                   2,064,903      3,740,993       7,303,415      11,254,643
                                         ------------   ------------    ------------    ------------

NET INCOME (LOSS)                        $  1,356,594   $    (93,033)   $  3,457,561    $ (6,900,784)
                                         ============   ============    ============    ============

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER                $    326,012   $    311,516    $    971,914    $    993,309
                                         ============   ============    ============    ============

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                   $  1,030,582   $   (404,549)   $  2,485,647    $ (7,894,093)
                                         ============   ============    ============    ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                      $       2.06   $      (0.81)   $       4.97    $     (15.79)
                                         ============   ============    ============    ============


                The accompanying  notes are an integral part of these statements.

                                                   4

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1994 and
                                         Nine Months Ended September 30, 1995
                                         ------------------------------------

                                         General      Limited
                                         Partner      Partners         Total
                                         -------      --------         -----

Balance, December 31, 1993          $  (3,309,775) $ 117,899,531  $ 114,589,756

   Net income (loss)                    1,294,178     (9,352,755)    (8,058,577)

   Cash distributions to partners      (1,527,668)   (13,749,010)   (15,276,678)
                                    -------------  -------------  -------------

Balance, December 31, 1994             (3,543,265)    94,797,766     91,254,501

   Net income                             971,914      2,485,647      3,457,561

   Cash distributions to partners      (1,041,592)    (9,374,325)   (10,415,917)
                                    -------------  -------------  -------------

Balance, September 30, 1995         $  (3,612,943) $  87,909,088  $  84,296,145
                                    =============  =============  =============


        The accompanying notes are an integral part of these statements.


                            POLARIS AIRCRAFT INCOME FUND IV,
                            A California Limited Partnership

                                STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                      Nine Months Ended September 30,
                                                      -------------------------------

                                                            1995             1994
                                                            ----             ----
OPERATING ACTIVITIES:
   Net income (loss)                                   $  3,457,561    $ (6,900,784)
   Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation and amortization                       6,581,985       7,432,826
      Net loss on sale of aircraft                             --         6,036,625
      Changes in operating assets and liabilities:
        Increase in rent and other receivables             (287,697)       (253,698)
        Increase in other assets                               --          (104,884)
        Increase in payable to affiliates                     2,540         573,597
        Increase in accounts payable
           and accrued liabilities                           14,224         987,527
        Increase in lessee security deposits                 39,122         571,335
        Increase in maintenance reserves                  2,526,575       1,163,134
        Decrease in deferred rental income                 (110,000)           --
                                                       ------------    ------------

           Net cash provided by operating activities     12,224,310       9,505,678
                                                       ------------    ------------

INVESTING ACTIVITIES:
   Proceeds from sale of aircraft                              --           670,937
   Increase in notes receivable                                --          (979,323)
   Principal payments on notes receivable                 2,127,923       1,133,971
                                                       ------------    ------------

           Net cash provided by investing activities      2,127,923         825,585
                                                       ------------    ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                       (10,415,917)    (11,804,706)
                                                       ------------    ------------

           Net cash used in financing activities        (10,415,917)    (11,804,706)
                                                       ------------    ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS AND SHORT-TERM
   INVESTMENTS                                            3,936,316      (1,473,443)

CASH AND CASH EQUIVALENTS AND
   SHORT-TERM INVESTMENTS AT
   BEGINNING OF PERIOD                                   18,152,875      20,474,194
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $ 22,089,191    $ 19,000,751
                                                       ============    ============

           The accompanying notes are an integral part of these statements.

                                           6

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

The Partnership periodically reviews the estimated realizability of the residual values at the end of each aircraft's economic life based on estimated residual values obtained from an independent party which provides current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual, or decrease in the projected remaining economic life, the depreciation expense over the projected remaining life of the aircraft is increased. If the projected net income generated from the lease (projected rental revenue, net of management fees, less adjusted depreciation and an allocation of estimated administrative expense) results in a net loss, that loss will be recognized currently. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value. A further adjustment is made for those aircraft, if any, that require substantial maintenance work.

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

As discussed in Note 3, the modified leases with Continental Airlines, Inc. (Continental) include an extended deferral of the dates when certain rental payments are due the Partnership. The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received. The deferred rents and corresponding allowance for credit losses were $1,933,922 and $3,263,108 as of September 30, 1995 and December 31, 1994,
respectively.


2.       Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, the Partnership negotiated a seven-year lease with ATA for two Boeing 727-200 Advanced aircraft formerly on lease to USAir, Inc. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although rental revenue is to be recognized over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction. The Partnership sold both of these aircraft as discussed in the Form 10-K.

Under the ATA lease, the Partnership may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.0 million, which will be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. The Partnership has received all scheduled principal and interest payments due under the notes. The balances of the notes at September 30, 1995 and December 31, 1994 were $838,696 and $949,489, respectively.


3.        Continental Lease Modification

As discussed in the Form 10-K, the Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and five Boeing 727-200 aircraft were modified. The modified agreement specifies (i) extension of the leases for the five Boeing 727-200s to April 1994 and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms. The Partnership's balance sheets reflect the net reimbursable costs incurred of $407,396 and $819,259 as of September 30, 1995 and December 31, 1994,
respectively, as notes receivable.

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


4.       Sale of Aircraft to Continental

The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at September 30, 1995 and December 31, 1994 was $2,193,793 and $3,706,458, respectively.


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

The deferred rents are being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The unpaid balances of the deferred rents, which are reflected as rents receivable in the September 30, 1995 and December 31, 1994 balance sheets, were $526,005 and $450,000, respectively. The line of credit, which was advanced to Viscount in full during 1994, is being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected as notes receivable in the September 30, 1995 and December 31, 1994 balance sheets, were $294,398 and $387,000, respectively.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate $200,000 and are included in rents receivable in the September 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is continuing its discussions with Viscount to restructure certain of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past- due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

6.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                          Payments for
                                        Three Months Ended       Payable at
                                        September 30, 1995   September 30, 1995
                                        ------------------   ------------------

Aircraft Management Fees                     $156,498              $111,050

Out-of-Pocket Administrative Expense
     Reimbursement                             34,192                66,350

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement         50,176                  --
                                             --------              --------

                                             $240,866              $177,400
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


Partnership Operations

The Partnership recorded net income of $1,356,594, or $2.06 per limited partnership unit, for the three months ended September 30, 1995, compared to a net loss of $93,033, or $0.81 per unit, for the same period in 1994. The Partnership recorded net income of $3,457,561, or $4.97 per limited partnership unit, for the nine months ended September 30, 1995, compared to a net loss of $6,900,784, or $15.79 per unit, for the same period in 1994. The 1994 net losses were primarily attributable to the loss of $6,707,562 recorded in the second quarter of 1994 on the sale of five Boeing 727-200 aircraft to Continental, as discussed in the 1994 Form 10-K, combined with increased operating expenses. The improved operating results in the three and nine months ended September 30, 1995 as compared to the same periods of 1994 is due primarily to a significant decrease in operating and depreciation expenses in 1995.

Partially offsetting the loss on sale of $6,707,562 in the first quarter of 1994 was a gain of $425,000 recognized on the sale of one Boeing 727-100 aircraft to Total Aerospace Services, Inc. in the same period and a gain of $245,937 recognized on the sale of one Boeing 727-100 aircraft to Sunrise Partners in the third quarter of 1994. No aircraft sales were concluded in the first three quarters of 1995.

During the first three quarters of 1994, the Partnership incurred maintenance and remarketing costs necessary to remarket the two Boeing 737-200 aircraft and four Boeing 737-200 Advanced aircraft, formerly on lease to Britannia Airways Limited, to GB Airways, TBG Airways and Viscount. Maintenance expenses recognized during the three and nine months ended September 30, 1995 were minimal in comparison.

Further impacting the improved operating results in the nine months ended September 30, 1995, as compared to the same period of 1994, was a decrease in depreciation expense in 1995. No depreciation expense was recorded for 1995 for the five Boeing 727-200 aircraft sold to Continental in May 1994.

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


Liquidity and Cash Distributions

Liquidity - As discussed in the Form 10-K and in Note 5 to the financial statements, the Partnership entered into an agreement with Viscount in July 1994 under which it agreed to defer certain rents due the Partnership on two aircraft. These deferred rents, which aggregate $600,000, are being repaid by Viscount with interest over the remaining lease terms. The deferred rents were recognized as revenue in the period earned. Payments on the deferred rents are current, and at present, the Partnership considers these deferred rents to be collectible. The agreement with Viscount also stipulates that the Partnership advance Viscount up to $387,000, primarily for maintenance expenses incurred by Viscount relating to the Partnership's aircraft. In accordance with the agreement, the Partnership advanced Viscount $387,000 during 1994 which is being repaid by Viscount with interest over a 30-month period beginning in January 1995.

Viscount is presently past due on certain rent payments due the Partnership in April and May 1995. The past due payments aggregate $200,000 and are included in rents receivable in the September 30, 1995 balance sheet. The Partnership considers these past due amounts to be collectible. At the present time, the Partnership is continuing its discussions with Viscount to restructure certain of Viscount's financial obligations to the Partnership, which would require Viscount to remain current on its existing monthly obligations and permit a deferral of the past- due portion of the April and May 1995 obligations. In the interim, beginning in June 1995, Viscount has undertaken to pay in full, by the end of each month, the current month's obligations by making partial periodic payments during that month. Viscount is presently current on these periodic payments. Any failure by Viscount to perform its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position.

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

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses or recognized as revenue. The net maintenance reserve balances aggregate $4,673,492 as of September 30, 1995.

The Partnership's cash reserves are being retained to finance a portion of the costs that may be incurred under the leases with Continental and ATA and to cover other potential cash requirements.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1995 and 1994 were $3,124,775, or $6.25 per limited partnership unit for both periods. Cash distributions to limited partners during the nine months ended September 30, 1995 and 1994 were $9,374,325 or $18.75 per limited partnership unit and $10,624,235 or $21.25 per unit, respectively. The timing and amount of future cash distributions will depend upon the Partnership's future cash requirements, the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft, the receipt of modification financing payments from Continental, the receipt of rental payments from Continental, ATA, GB Airways, TBG Airways and Viscount, and the receipt of deferred rental payments and financing payments from Viscount.

                           Part II. Other Information


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1994 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Reports to the SEC on Form 10-Q for the period ended March 31, 1995 and the period ended June 30, 1995, respectively, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Reuben Riskind, et al. v. Prudential Securities, Inc., et al. - Prudential Securities, Inc. has reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I - VI, their general partner Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the remaining defendants (with the exception of Prudential Securities, Inc. which had previously settled) entered into a settlement with the plaintiffs.

Adams, et al. v. Prudential Securities, Inc., et al. - The Judicial Panel has transferred the action to the Multi-District Litigation filed in the United States District Court for the Southern District of New York, which is described in Item 10 of Part III of the Partnership's 1994 Form 10-K.

Scott v. Prudential Securities, Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel conditionally transferred this action to the Multi-District Litigation on October 13, 1995.

Other Proceedings - Item 10 in Part III of the Partnership's 1994 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, where the Partnership is named as a defendant, the Partnership is not a party to these actions. In Novak, a derivative action, the Partnership is named as a defendant for procedural purposes, but the plaintiffs in such lawsuit do not seek an award from the Partnership. Except as described below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bashein, et al. v. Kidder, Peabody & Company Inc., et al. - On October 2, 1995, the Court denied the defendants' motion to dismiss.

B & L Industries, Inc., et al. v. Polaris Holding Company, et al. - On October 2, 1995, defendants moved to dismiss the complaint.

Harrison v. General Electric Company, et al. - On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of the Partnership. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In re: Prudential Securities Limited Partnerships (Multi-District Litigation) - Prudential Securities, Inc. on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

    Prudential Securities Limited Partnerships
    Litigation Claims Administrator
    P.O. Box 9388
    Garden City, New York  11530-9388

Item 5.        Other Information


Directors and Officers

James F. Walsh resigned as Chief Financial Officer of Polaris Investment Management Corporation (PIMC) effective October 9, 1995. Marc A. Meiches, 42, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the position of Executive Vice President and Chief Financial Officer of General Electric Capital Aviation Services, Inc. (GECAS). Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.



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

                                           POLARIS AIRCRAFT INCOME FUND IV,
                                           A California Limited Partnership
                                           (Registrant)
                                           By:       Polaris Investment
                                                     Management Corporation,
                                                     General Partner




         November 9, 1995                  By:  /S/Marc A. Meiches
----------------------------------              ------------------
                                                Marc A. Meiches
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer of
                                                Polaris Investment Management
                                                Corporation, General Partner of
                                                the Registrant)