Form 10-K
period 1995-12-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1996-03-29
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-K


                           ---------------------------


        X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1995

                                       OR

       ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                   For the transition period from     to
                                                  ---    ---

                          Commission File No. 33-15551

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  California                         94-3039169
         -------------------------------       ----------------------
         (State or other jurisdiction of       (IRS Employer I.D. No.)
         incorporation or organization)

     201 Mission Street, 27th Floor, San Francisco, California      94105
     ---------------------------------------------------------    ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    Documents incorporated by reference: None

                       This document consists of 47 pages.

                                     PART I

Item 1.       Business

The principal objectives of Polaris Aircraft Income Fund IV, A California Limited Partnership (PAIF-IV or the Partnership), are to purchase and lease used commercial jet aircraft in order to provide quarterly distributions of cash from operations, to maximize the residual values of aircraft upon sale and to protect Partnership capital through experienced management and diversification. PAIF-IV was organized as a California limited partnership on June 27, 1984 and will terminate no later than December 2020.

PAIF-IV has many competitors in the aircraft leasing market, including airlines, aircraft leasing companies, other limited partnerships, banks and several other types of financial institutions. This market is highly competitive and there is no single competitor who has a significant influence on the industry. In addition to other competitors, the general partner, Polaris Investment Management Corporation (PIMC), and its affiliates, including GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation (PALC), Polaris Holding Company (PHC) and General Electric Capital Corporation (GE Capital), acquire, lease, finance, sell and remarket aircraft for their own accounts and for existing aircraft and aircraft leasing programs managed by them. Further, GECAS provides a significant range of management services to GPA Group plc, a public limited company organized in Ireland, together with its consolidated subsidiaries (GPA), which acquires, leases and sells aircraft. Accordingly, in seeking to re-lease and sell its aircraft, the Partnership may be in competition with the general partner, its affiliates, and GPA.

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to American Trans Air, Inc. (ATA), Continental Airlines, Inc. (Continental), GB Airways Limited (GB Airways), TBG Airways Limited (TBG Airways), and Viscount Air Services, Inc. (Viscount) as of December 31, 1995. As discussed in Items 7 and 8, Viscount defaulted on certain payments to the Partnership. Viscount was then notified on January 9, 1996 that the Partnership had elected to terminate the leases (which is disputed by Viscount). Viscount subsequently filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (Items 3, 7 and 8) and currently has possession of the Partnership's aircraft. Viscount's ultimate compliance or non-compliance with end of lease maintenance return conditions may require the Partnership to evaluate whether a sale or a release of the Partnership's aircraft would be most beneficial for the Partnership's unit holders. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft.

                                                   Scheduled
                                        Number of    Lease
Lessee           Aircraft Type          Aircraft  Expiration  Renewal Options(6)
------           -------------          --------  ----------  ------------------
ATA           Boeing 727-200 Advanced      1         2/00(1)  up to three
                                                                one-year periods
              Boeing 727-200 Advanced      1         3/00(1)  up to three
                                                                one-year periods

Continental   McDonnell Douglas DC-9-30    5         6/96(2)  up to five
                                                                one-year periods

GB Airways    Boeing 737-200 Advanced      2        10/96(3)  one year

TBG Airways   Boeing 737-200 Advanced      2        10/98(4)  none

Viscount      Boeing 737-200               1         7/99(5)  none
              Boeing 737-200               1         8/99(5)  none

(1) These aircraft were formerly leased to USAir, Inc. (USAir) through December 1992. The lease rate is approximately 45% of the prior lease rate. The lease included an eleven- month rent suspension period, beginning on the delivery dates in February and March 1993. Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $415,000 and may be required to finance up to two aircraft hushkits at an estimated aggregate cost of approximately $5.2 million, which will be partially recovered with interest through payments from ATA over an extended lease term. In addition, the Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. As part of the lease transaction, ATA transferred unencumbered title to two of its Boeing 727-100 aircraft to the Partnership in 1993. Both of these aircraft were sold in 1994 as discussed in Item 7.

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

     Continental notified the Partnership of its intention to renew the leases for the five aircraft for a one-year term commencing in July 1996 at a lease rate to be determined as provided for in the lease agreement.

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

(4) These aircraft were formerly leased or sub-leased to Britannia until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at an aggregate of 75% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease.

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

(5) These aircraft were formerly leased or sub-leased to Britannia until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at 53% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease.

     The Partnership leased the aircraft to Viscount for five years beginning in July 1994 and September 1994, respectively. The lease rates are the same as the prior rates received from Britannia during the lease extension period. The Viscount leases, which the Partnership elected to terminate in January 1996 (which is disputed by Viscount), had stipulated that the Partnership may be required to finance aircraft hushkits at an estimated aggregate cost of approximately $3.0 million, which would be recovered with interest through payments from Viscount over an extended lease term. Items 3, 7 and 8 contain additional discussions of the Viscount default, lease termination notification and Viscount's subsequent bankruptcy filing.

(6) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

The Partnership sold both of the Boeing 727-100 aircraft that were transferred to the Partnership by ATA in 1994, as discussed above. In addition, the Partnership sold fourteen Boeing 727-100 Freighter aircraft to Emery Aircraft Leasing Corporation (Emery) in 1993.

Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with noise suppression hardware, commonly known as "hushkits," which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration (FAA) Stage 3 noise restrictions as discussed in the Industry Update section of Item 7. Older Stage 2 narrow-bodies have shown marginal signs of recovery. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

Boeing 727-200 Advanced - The Boeing 727 was the first tri-jet introduced into commercial service. The Boeing 727 is a short- to medium-range jet used for trips of up to 1,500 nautical miles. In 1972, Boeing introduced the Boeing 727-200 Advanced model, a higher gross weight version with increased fuel capacity as compared with the non-advanced model. Hushkits which bring the Boeing 727-200 Advanced into compliance with FAA Stage 3 noise restrictions, are now available at an average cost of approximately $2.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 727 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

Boeing 737-200 and Boeing 737-200 Advanced - The Boeing 737-200 aircraft was introduced in 1967 and 150 were delivered from 1967 through 1971. In 1971, Boeing introduced the Boeing 737-200 Advanced model, a higher gross weight aircraft with increased fuel capacity as compared to its predecessor, the non-advanced model. This two-engine, two-pilot aircraft provides operators with 107 to 130 seats, meeting their requirements for economical lift up to the 1,100 nautical mile range for the non-advanced model and the 2,000 nautical mile range for the advanced model. Hushkits which bring Boeing 737-200 aircraft into compliance with FAA Stage 3 noise restrictions, are now available at a cost of approximately $1.5 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to all models of the Boeing 737 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions at a cost of approximately $1.7 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7. The market for this type of aircraft, as for all Stage 2 narrowbody aircraft, has improved over the previous year.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as discussed in the Industry Update section of Item 7.

Item 2.       Properties

PAIF-IV owns five McDonnell Douglas DC-9-30 leased to Continental, two Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 737-200 Advanced aircraft leased to GB Airways, two Boeing 737-200 Advanced aircraft leased to TBG Airways and two Boeing 737-200 aircraft currently in the possession of Viscount who has filed for Chapter 11 bankruptcy protection in January 1996. One Boeing 727-100 Freighter, formerly leased to Emery, was declared a casualty loss due to an accident in 1991. Fourteen Boeing 727-100 Freighter aircraft were sold to Emery in 1993, five Boeing 727-200 aircraft were sold to Continental in 1994, and two Boeing 727-100 aircraft, that were transferred to the Partnership by ATA, were sold during 1994. The Partnership's entire fleet consists of Stage 2 aircraft.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                Year of         Cycles
Aircraft Type                  Serial Number  Manufacture   As of 11/30/95(1)
-------------                  -------------  -----------   -----------------
Boeing 727-200 Advanced            22001          1980          25,022
Boeing 727-200 Advanced            22983          1982          21,700
Boeing 737-200                     19711          1969          40,362
Boeing 737-200                     20236          1969          40,976
Boeing 737-200 Advanced            20807          1974          31,847
Boeing 737-200 Advanced            21335          1977          26,427
Boeing 737-200 Advanced            21336          1977          26,213
Boeing 737-200 Advanced            21694          1978          25,437
McDonnell Douglas DC-9-30          45791          1968          63,861
McDonnell Douglas DC-9-30          47111          1967          66,582
McDonnell Douglas DC-9-30          47112          1967          66,822
McDonnell Douglas DC-9-30          47521          1971          53,341
McDonnell Douglas DC-9-30          47524          1971          53,006


(1)   Cycle information as of 12/31/95 is not yet available.



Item 3.     Legal Proceedings

Continental Airlines, Inc. (Continental) Bankruptcy - On December 3, 1990, Continental Airlines Holdings, Inc. and its subsidiaries, including Continental, filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Polaris Aircraft Income Fund IV (the Partnership) filed an administrative claim for the fair rental value of aircraft operated by Continental during the bankruptcy period and a general unsecured claim for the rental value of aircraft that were not so operated. The Bankruptcy Court approved a negotiated agreement between Continental and the Partnership on August 23, 1991, and Continental emerged from bankruptcy under a plan of reorganization approved by the Bankruptcy Court effective April 28, 1993. The Bankruptcy Court retains jurisdiction over Continental for the purpose of approving the terms of a stipulated settlement in which Continental would continue to operate certain of the Partnership's aircraft under lease.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of

Arizona. Polaris Holding Company, the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of ten aircraft and two spare engines to Viscount. The aggregate outstanding obligations of Viscount to the Polaris Entities is approximately $11.0 million. GE Capital Aviation Services, Inc. (GECAS), as agent for the Polaris Entities, terminated the aircraft and engine leases pre-petition, but Viscount disputes the effectiveness of the termination and currently has possession of two of the Partnership's aircraft. GECAS and Viscount are currently negotiating to determine if they can resolve their differences by agreement. The outcome of this Chapter 11 proceeding cannot be predicted.

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

Riskind,  et al. v.  Prudential  Securities,  Inc., et al. - An action  entitled
Riskind, et al. v. Prudential Securities, Inc., et al. has been filed in the District Court of the 165 Judicial District, Maverick County, Texas. This action is on behalf of over 3,000 individual investors who purchased units in "various Polaris Aircraft Income Funds," including the Partnership. The Partnership and Polaris Investment Management Corporation received service of plaintiffs' second amended original petition and, on June 13, 1994, filed an original answer containing a general denial.

The second amended original petition names the Partnership, Polaris Investment Management Corporation, Prudential Securities, Inc. and others as defendants and alleges that these defendants violated the Texas Securities Act and the Texas Deceptive Trade Practices Act and committed common law fraud, fraud in the inducement, negligent misrepresentation, negligent breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest thereon, and double and treble damages under the Texas Deceptive Trade Practices Act. Kidder, Peabody & Co. was added as an additional defendant by virtue of an Intervenor's Amended Plea in Intervention filed on or about April 7, 1995.

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. None of the Polaris Aircraft Income Funds were required to contribute to this settlement.

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

Adams, et al. v. Prudential Securities, Inc., et al. On or about February 13, 1995, an action entitled Adams, et al. v. Prudential Securities, Inc. et al. was filed in the Court of Common Pleas, Stark County, Ohio. The action names Prudential Securities, Inc., Prudential Insurance Company of America, Polaris
Investment Management Corporation, Polaris Securities Corporation, Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund V and James Darr as defendants. The complaint alleges that defendants committed common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, rescission of their investments in the Partnership and the other Polaris Aircraft Income Funds, an award of compensatory damages in an unspecified amount plus interest thereon, and punitive damages in an unspecified amount. On or about March 15, 1995, this action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Subsequently, the Judicial Panel transferred this action to the Multi-District Litigation filed in the united States District Court for the Southern District of New York, which is described in Item 10 of
Part III below.

Mary C. Scott v. Prudential Securities Inc. et al. - On or around August 15, 1995, a complaint entitled Mary C. Scott v. Prudential Securities Inc. et al. was filed in the Court of Common Pleas, County of Summit, Ohio. The complaint names as defendants Prudential Securities Inc., the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund VI, P-Bache/A.G. Spanos Genesis Income Partners LP 1, Prudential-Bache Properties, Inc., A.G. Spanos Residential Partners - 86, Polaris Securities Corporation and Robert Bryan Fitzpatrick. Plaintiff alleges claims of fraud and violation of Ohio securities law arising out of the public offerings of the Partnership, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund VI, and P-Bache/A.G. Spanos Genesis Income Partners LP 1. Plaintiff seeks compensatory damages, general, consequential and incidental damages, punitive damages, rescission, costs, attorneys' fees and other and further relief as the Court deems just and proper. On September 15, 1995, defendants removed this action to the United States District Court, Eastern District of Ohio. On September 18, 1995, defendants sought the transfer of this action to the Multi-District Litigation and sought a stay of all proceedings by the district court, which stay was granted on September 25, 1995. The Judicial Panel transferred this action to the Multi-District Litigation on or about February 7, 1996.

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


b)   Number of Security Holders:

                                                    Number of Record Holders
        Title of Class                               as of December 31, 1995
   ---------------------------                  --------------------------------

  Depository Units Representing Assignments
  of Limited Partnership Interests:                          16,954

  General Partnership Interest:                                   1


c)    Dividends:

     The Partnership distributed cash to Unit Holders on a quarterly basis beginning December 1987. Cash distributions to Unit Holders during 1995 and 1994 totaled $12,499,100 and $13,749,010, respectively. Cash distributions per limited partnership unit were $25.00 and $27.50 in 1995 and 1994, respectively.

Item 6.      Selected Financial Data

                                                      For the years ended December 31,
                                                      --------------------------------
                                   1995            1994             1993            1992            1991
                                   ----            ----             ----            ----            ----
Revenues                      $ 14,356,346    $  7,912,192     $ 22,349,368    $ 32,661,004    $ 27,395,653

Net Income (Loss)                3,036,575      (8,058,577)       4,226,843      13,817,873       6,168,184

Net Income (Loss)
  allocated to Limited
  Partners                       1,756,425      (9,352,755)       2,309,897      11,430,081       3,328,980

Net Income (Loss) per
  Limited Partnership Unit            3.51          (18.71)            4.62           22.86            6.66

Cash Distributions per
  Limited Partnership
  Unit                               25.00           27.50            82.50           45.00           55.56

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                  25.00           27.50            77.88           22.14           48.90

Total Assets                    87,174,844      94,791,340      115,637,336     157,429,093     168,579,507

Partners' Capital               80,403,187      91,254,501      114,589,756     156,192,946     167,373,273

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to GB Airways Limited (GB Airways); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft currently in the possession of Viscount Air Services, Inc. (Viscount) which filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter, formerly leased to Emery Aircraft Leasing Corporation (Emery), was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold to Emery in 1993, and five Boeing 727-200 aircraft were sold to Continental in May 1994. As discussed in the Partnership's 1994 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), in 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Remarketing Update

The leases of five McDonnell Douglas DC-9-30 aircraft with Continental expire in June 1996. Continental notified the Partnership of its intention to renew the leases for the five aircraft for a one-year term commencing in July 1996.


Partnership Operations

The Partnership recorded net income of $3,036,575, or $3.51 per limited partnership unit for the year ended December 31, 1995, compared to a net loss of $8,058,577, or $18.71 per limited partnership unit in 1994 and net income of $4,226,843, or $4.62 per limited partnership unit in 1993. The net loss for 1994 resulted primarily from the loss of $6,707,562 recorded on the sale of five Boeing 727-200 aircraft to Continental combined with a significant reduction in rental revenue, increased operating expenses and adjustments to depreciation expense as compared to 1993. The improvement in operating results in 1995 as compared to 1994 was primarily the result of a significant decrease in operating expense and depreciation expense in 1995, partially offset by a provision for credit losses recorded in 1995 for certain rent and loan receivables from Viscount.

Rental revenues, net of related management fees, decreased significantly from 1993 to 1994. The Emery aircraft were sold at the termination of the extended leases in January and April 1993. The leases of four Boeing 737-200 Advanced aircraft and two Boeing 737-200 aircraft to Britannia were extended from June 1993 through October, November and December 1993 at rates ranging from 53% to 85% of the original rates. Four of the aircraft were re-leased in February 1994 and two of the aircraft were re-leased in July and September 1994 at rates ranging from 37% to 53% of the original rates received from Britannia. In addition, the leases of five Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994 for an aggregate sale price of $5,032,865. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in 1994. Partially offsetting the loss on sale in 1994 was a gain of $425,000 recognized on the sale of one Boeing 727-100 aircraft to Total Aerospace and a net gain of $245,938 recognized on the sale of one Boeing 727-100 aircraft to Sunrise Partners. Revenues during 1993 included an aggregate net loss of $492,319 recognized on the sale of fourteen aircraft to Emery.

Further impacting the decline in operating results in 1994 were significantly increased operating expenses as compared to the previous and subsequent years. The 1994 operating results include maintenance and remarketing costs, aggregating approximately $3.04 million, necessary to remarket the two Boeing 737-200 aircraft and four Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, GB Airways, TBG Airways and Viscount. Approximately $285,000 of these costs were capitalized during 1994. During 1993, the Partnership recognized maintenance and remarketing costs of approximately $350,000 necessary to re-lease the two 727-200 Advanced aircraft, formerly on lease to USAir, to ATA. During 1993, the Partnership recognized additional expenses of approximately $94,000 for the ex-Britannia aircraft. Operating expenses recognized during 1995 were minimal in comparison.

As discussed in the Industry Update section, if the projected net income for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized
approximately  $1,216,000,   $2,568,000  and  $591,000  of  this  deficiency  as
increased depreciation expense in 1995, 1994 and 1993, respectively. In addition, the 1993 operating results include approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the Emery aircraft. Consequently, depreciation expense for 1994 does not include depreciation expense for the Emery aircraft sold during 1993 and includes only five months of depreciation expense for the five Boeing 727-200 aircraft sold to Continental in 1994.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership also made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment to the estimated residual values, future depreciation expense over the projected remaining economic life of the aircraft is increased. The Partnership's earnings are impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1995, 1994 and 1993 and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 as discussed later in the Industry Update section.

The Partnership has recorded an allowance for credit losses in 1995 for certain unsecured receivable balances from Viscount including unpaid rents, unpaid deferred rents and accrued interest as of December 31, 1995 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing as discussed below. The aggregate allowance for credit losses of $710,809 for these obligations is reflected in the provision for credit losses in the Partnership's 1995 statement of operations (Item 8).


Liquidity and Cash Distributions

Liquidity - As discussed below, prior to January 1, 1996, the Partnership had been in discussions with Viscount to restructure certain of Viscount's existing obligations with the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On January 24, 1996, Viscount filed a petition for protection under

Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. All payments due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

As of December 31, 1995, the Partnership recognized rent, loan and interest receivables from Viscount aggregating approximately $1.0 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.1 million as of December 31, 1995 for a total of approximately $1.1 million in outstanding obligations. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and legal costs related to the Partnership's aircraft.

The Viscount leases, which the Partnership elected to terminate in January 1996 (which is disputed by Viscount), had stipulated that the Partnership may be required to finance aircraft hushkits at an estimated aggregate cost of approximately $3.0 million, which would be recovered with interest through payments from Viscount over an extended lease term.

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

The ATA lease specifies that the Partnership may finance up to two aircraft hushkits at an aggregate cost of approximately $5.2 million, a portion of which will be partially recovered with interest through payments from ATA over an extended lease term.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses, recognized as revenue, or reimbursed to the lessee. The net maintenance reserve balances aggregate $5,011,217 as of December 31, 1995.

The Partnership's is retaining cash reserves to finance a portion of the cost that may be incurred under the leases with Continental and ATA, to cover the potential costs that the Partnership may incur relating to the Viscount default and bankruptcy, and to cover other potential cash requirements, including the potential costs of remarketing the Partnership aircraft.

Cash Distributions - Cash distributions from operations to limited partners totaled $12,499,100, $13,749,010 and $18,748,650, or $25.00, $27.50 and $37.50
per limited partnership unit in 1995, 1994 and 1993, respectively. In July 1993, the Partnership made an additional cash distribution totaling $22,498,380, or $45.00 per limited partnership unit, which was generated from the sales proceeds of the former Emery aircraft. The timing and amount of future cash distributions to partners are not yet known and will depend on the Partnership's future cash requirements, including the potential costs that may be incurred relating to the Viscount default and bankruptcy; the receipt of payments from Continental for the sale of the five Boeing 727-200 aircraft; the receipt of modification financing payments from Continental; the receipt of rental payments from Continental, ATA, GB Airways and TBG Airways; and the receipt of current and delinquent rental and loan payments from Viscount.


Viscount Default and Bankruptcy Filing

In July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $600,000; to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. It was not practicable to estimate the fair value of the stock options as of December 31, 1995, as they are not publicly traded, although Viscount's recent bankruptcy filing would have an adverse impact on the value of the stock options, if any.

The deferred rents were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases. The deferred rents were recognized as revenue in the period earned. The unpaid balances of the deferred rents, which are reflected in rent and other receivables in the December 31, 1995 and 1994 balance sheets, were $705,802 and $450,000, respectively. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in notes receivable in the December 31, 1995 and 1994 balance sheets, were $270,120 and $387,000, respectively.

During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On December 13, 1995, the Partnership sent a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases and the Partnership demanded return of the Aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Viscount presently has possession of the Partnership's aircraft. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. The Partnership has received no additional payments from Viscount subsequent to December 31, 1995.

Two of the Partnership's Boeing 737-200 commercial jet aircraft were on lease to Viscount prior to the lease termination notifications. As of December 31, 1995, the Partnership's aggregate rent, loan and interest receivables from Viscount was approximately $1.0 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.1 million as of December 31, 1995 for a total of approximately $1.1 million in outstanding obligations. All payments due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

The balance of the line of credit advanced to Viscount in 1994 of $270,120 at December 31, 1995 plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount and an allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount including the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest as of December 31, 1995. The aggregate allowance for credit losses of $710,809 for these obligations is reflected in the provision for credit losses in the Partnership's 1995 statement of operations. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position.


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

Since 1988, the FAA, working with the aircraft manufacturers and operators, has issued a series of ADs which mandate that operators conduct more intensive inspections, primarily of the aircraft fuselages. The results of these mandatory inspections may result in the need for repairs or structural modifications that may not have been required under pre-existing maintenance programs.

In addition, an AD adopted in 1990 requires replacement or modification of certain structural items on a specific timetable. These structural items were formerly subject to periodic inspection, with replacement when necessary. The FAA estimates the cost of compliance with this AD to be approximately $1.0 million and $900,000 per Boeing 727 and Boeing 737 aircraft, respectively, if none of the required work had been done previously. The FAA also issued several ADs in 1993 updating inspection and modification requirements for Boeing 737 aircraft. The FAA estimates the cost of these requirements to be approximately $90,000 per aircraft. In general, the new maintenance requirements must be completed by the later of March 1994, or 75,000 and 60,000 cycles for each Boeing 737 and 727 respectively. A similar AD was adopted on September 24, 1990, applicable to McDonnell Douglas aircraft. The AD requires specific work to be performed at various cycle thresholds between 50,000 and 100,000 cycles, and on specific date or age thresholds. The estimated cost of compliance with all of the components of this AD is approximately $850,000 per aircraft. The extent of modifications required to an aircraft varies according to the level of incorporation of design improvements at manufacture.

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

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. The Partnership's leases to GB Airways and TBG Airways, which operate in Great Britain, require the lessees to maintain the
Partnership's aircraft in accordance with Civil Aviation Authority (CAA) requirements during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition, including compliance with all ADs for which action is mandated by the FAA or CAA, whichever is applicable, during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in Item 1, with respect to the aircraft leased to

ATA, Continental, GB Airways and TBG Airways. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

Aircraft Noise - Another issue which has affected the airline industry is that of aircraft noise levels. The FAA has categorized aircraft according to their noise levels. Stage 1 aircraft, which have the highest noise level, are no longer allowed to operate from civil airports in the United States. Stage 2 aircraft meet current FAA requirements, subject to the phase-out rules discussed below. Stage 3 aircraft are the most quiet and Stage 3 is the standard for all new aircraft.

On September 24, 1991, the FAA issued final rules on the phase-out of Stage 2 aircraft by the end of this decade. The current U. S. fleet is comprised of approximately 68% Stage 3 aircraft and 32% Stage 2 aircraft. The key features of the rule include:

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

Other countries have also adopted noise policies. The European Union (EU) adopted a non- addition rule in 1989, which directed each member country to pass the necessary legislation to prohibit airlines from adding Stage 2 aircraft to their fleets after November 1, 1990, with all Stage 2 aircraft phased-out by the year 2002. The International Civil Aviation Organization has also endorsed the phase-out of Stage 2 aircraft on a world-wide basis by the year 2002.

The Partnership's entire fleet consists of Stage 2 aircraft. Hushkit modifications, which allow Stage 2 aircraft to meet Stage 3 requirements, are currently available for the Partnership's aircraft. However, while technically feasible, hushkits may not be cost effective on all models due to the age of some of the aircraft and the time required to fully amortize the additional investment. The general partner will evaluate, as appropriate, the potential benefits of installing hushkits on some or all of the Partnership's aircraft. It is unlikely, however, that the Partnership would incur such costs unless they can be substantially recovered through a lease. Under the Partnership's leases with ATA, the Partnership may finance the installation of hushkits on such aircraft.

Implementation of the Stage 3 standards has adversely affected the value of Stage 2 aircraft, as these aircraft will require eventual modification to be operated in the U.S. or other countries with Stage 3 standards after the applicable dates.

Demand for Aircraft - Industry-wide, approximately 475 commercial aircraft are currently available for sale or lease, approximately 125 less than a year ago. From 1991 through 1994, depressed demand for air travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following two years of good traffic growth accompanied by rising yields, this trend is improving with new aircraft orders last year exceeding deliveries for the first time since 1990. To date, this recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being hushkitted, whereas older Stage 2 narrow-bodies have shown marginal signs of recovery.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control and structural inspection and modification as previously discussed.

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $1,216,000, $2,568,000 and $591,000, or $2.41, $5.09 and $1.17 per limited Partnership unit, of this deficiency as increased depreciation expense in 1995, 1994 and 1993, respectively. The deficiencies in 1995, 1994 and 1993 were generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1995, 1994 and 1993 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 (which has the effect of increasing future depreciation expense). The net effect of the 1993 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1993 is to cause the Partnership to recognize increased depreciation expense of approximately $0.4 million per year beginning in 1994 through the end of the estimated economic lives of the aircraft. The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $1.09 million per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $0.7 million per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

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




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1995 AND 1994


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of  Polaris  Aircraft  Income  Fund IV, A  California  Limited
Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP




San Francisco,  California,
  January 31, 1996 (except with
  respect to the matters discussed
  in Note 9, as to which the date
  is March 22, 1996)

                            POLARIS AIRCRAFT INCOME FUND IV,
                            A California Limited Partnership

                                    BALANCE SHEETS

                              DECEMBER 31, 1995 AND 1994
                                                              1995              1994
                                                              ----              ----
ASSETS:

CASH AND CASH EQUIVALENTS                                 $ 23,456,031     $ 18,152,875

RENT AND OTHER RECEIVABLES, net of allowance
  for credit losses of $710,809 in 1995 and $0 in 1994       1,513,176        1,941,568

NOTES RECEIVABLE, net of allowance for credit
  losses of $1,466,456 in 1995 and $3,263,108 in 1994        3,010,224        5,862,206

AIRCRAFT, net of accumulated depreciation of
  $59,542,596 in 1995 and $49,947,066 in 1994               59,134,848       68,730,378

OTHER ASSETS, net of accumulated amortization of
  $2,149,685 in 1995 and $2,105,937 in 1994                     60,565          104,313
                                                          ------------     ------------

                                                          $ 87,174,844     $ 94,791,340
                                                          ============     ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                     $    145,908     $    174,860

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                                  107,574           32,995

LESSEE SECURITY DEPOSITS                                     1,124,458        1,072,067

MAINTENANCE RESERVES                                         5,011,217        2,146,917

DEFERRED RENTAL INCOME                                         382,500          110,000
                                                          ------------     ------------

       Total Liabilities                                     6,771,657        3,536,839
                                                          ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                           (3,651,904)      (3,543,265)
  Limited Partners, 499,964 units
     issued and outstanding                                 84,055,091       94,797,766
                                                          ------------     ------------

       Total Partners' Capital                              80,403,187       91,254,501
                                                          ------------     ------------

                                                          $ 87,174,844     $ 94,791,340
                                                          ============     ============


             The accompanying notes are an integral part of these statements.

                                        22


                                   POLARIS AIRCRAFT INCOME FUND IV,
                                   A California Limited Partnership

                                       STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                1995             1994              1993
                                                ----             ----              ----
REVENUES:
    Rent from operating leases             $ 12,383,100     $ 12,132,058      $ 20,972,613
    Interest                                  1,973,246        1,816,759         1,869,074
    Net loss on sale of aircraft                   --         (6,036,625)         (492,319)
                                           ------------     ------------      ------------

         Total Revenues                      14,356,346        7,912,192        22,349,368
                                           ------------     ------------      ------------

EXPENSES:
    Depreciation and amortization             9,639,278       12,107,372        16,254,034
    Management fees to general partner          583,865          606,603         1,048,631
    Provision for credit losses                 710,809             --                --
    Operating                                    49,465        2,963,776           545,055
    Administration and other                    336,354          293,018           274,805
                                           ------------     ------------      ------------

         Total Expenses                      11,319,771       15,970,769        18,122,525
                                           ------------     ------------      ------------

NET INCOME (LOSS)                          $  3,036,575     $ (8,058,577)     $  4,226,843
                                           ============     ============      ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                    $  1,280,150     $  1,294,178      $  1,916,946
                                           ============     ============      ============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS                    $  1,756,425     $ (9,352,755)     $  2,309,897
                                           ============     ============      ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                       $       3.51     $     (18.71)     $       4.62
                                           ============     ============      ============


                      The accompanying notes are an integral part of these statements.

                                                     23

                                             POLARIS AIRCRAFT INCOME FUND IV,
                                             A California Limited Partnership

                                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                   FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                           General         Limited
                                           Partner         Partners            Total
                                           -------         --------            -----
Balance, December 31, 1992            $    (643,718)    $ 156,836,664     $ 156,192,946

    Net income                            1,916,946         2,309,897         4,226,843

    Cash distributions to partners       (4,583,003)      (41,247,030)      (45,830,033)
                                      -------------     -------------     -------------

Balance, December 31, 1993               (3,309,775)      117,899,531       114,589,756

    Net income (loss)                     1,294,178        (9,352,755)       (8,058,577)

    Cash distributions to partners       (1,527,668)      (13,749,010)      (15,276,678)
                                      -------------     -------------     -------------

Balance, December 31, 1994               (3,543,265)       94,797,766        91,254,501

    Net income                            1,280,150         1,756,425         3,036,575

    Cash distributions to partners       (1,388,789)      (12,499,100)      (13,887,889)
                                      -------------     -------------     -------------

Balance, December 31, 1995            $  (3,651,904)    $  84,055,091     $  80,403,187
                                      =============     =============     =============


           The accompanying notes are an integral part of these statements.

                                      24

                                   POLARIS AIRCRAFT INCOME FUND IV,
                                   A California Limited Partnership

                                       STATEMENTS OF CASH FLOWS

                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995              1994             1993
                                                           ----              ----             ----
OPERATING ACTIVITIES:
  Net income (loss)                                    $  3,036,575     $ (8,058,577)    $  4,226,843
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                        9,639,278       12,107,372       16,254,034
     Loss on sale of aircraft                                  --          6,036,625          492,319
     Provision for credit losses                            710,809             --               --
     Changes in operating assets and liabilities:
       Increase in rent and other receivables              (282,417)        (593,162)      (1,268,787)
       Decrease (increase) in other assets                     --           (104,884)          64,315
       Increase (decrease) in payable to affiliates         (28,952)        (368,720)         472,882
       Increase (decrease) in accounts payable
          and accrued liabilities                            74,579           18,995          (66,500)
       Increase in lessee security deposits                  52,391          582,067          340,000
       Increase in maintenance reserves                   2,864,300        2,146,917             --
       Increase (decrease) in deferred income               272,500          110,000         (934,949)
                                                       ------------     ------------     ------------

          Net cash provided by operating activities      16,339,063       11,876,633       19,580,157
                                                       ------------     ------------     ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft                           --            670,937       27,500,000
  Increase in notes receivable                                 --         (1,039,308)      (1,852,753)
  Principal payments received on notes receivable         2,851,982        1,732,268          175,993
  Increase in aircraft capitalized costs                       --           (285,171)            --
                                                       ------------     ------------     ------------

          Net cash provided by investing activities       2,851,982        1,078,726       25,823,240
                                                       ------------     ------------     ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                        (13,887,889)     (15,276,678)     (45,830,033)
                                                       ------------     ------------     ------------

          Net cash used in financing activities         (13,887,889)     (15,276,678)     (45,830,033)
                                                       ------------     ------------     ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             5,303,156       (2,321,319)        (426,636)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                      18,152,875       20,474,194       20,900,830
                                                       ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $ 23,456,031     $ 18,152,875     $ 20,474,194
                                                       ============     ============     ============


                     The accompanying notes are an integral part of these statements.

                                                    25

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


1.    Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund IV, A California Limited Partnership (PAIF- IV or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

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

The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. Off-lease aircraft are carried at the lower of depreciated cost or estimated net realizable value.

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

Maintenance Reserves - The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership or lessee for maintenance work performed on the Partnership's aircraft or engines, as specified in the leases. Maintenance reserve payments are recognized when received and balances remaining at the termination of the lease, if any, may be used by the Partnership to offset future maintenance expenses or recognized as revenue.

Operating Leases - The aircraft leases are accounted for as operating leases. Lease revenues are recognized in equal installments over the terms of the leases.

Operating Expenses - Operating expenses include costs incurred to maintain, insure, lease and sell the Partnership's aircraft.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss) and the number of units outstanding for the years ended December 31, 1995, 1994, and 1993.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Financial  Accounting  Pronouncements  - The  Partnership  adopted  Statement of
Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," and the related SFAS No. 118 as of January 1, 1995. SFAS No. 114 and SFAS No. 118 require that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Partnership had previously measured the allowance for credit losses using methods similar to that prescribed in SFAS No. 114. As a result, no additional provision was required by the adoption of this pronouncement. The Partnership has recorded allowance for credit losses for certain impaired loans as a result of uncertainties regarding their collection due to restrictions regarding the cash flow by the Bankruptcy Court. The Partnership recognizes revenue on impaired loans only as payments are received.


                                                             1995
                                                             ----
Impaired loans or receivables with
   allowances for credit losses                          $ 2,177,265
Impaired loans or receivables without
   allowances for credit losses                                 --
                                                         -----------
Total impaired loans                                       2,177,265
Allowance for credit losses                               (2,177,265)
                                                         -----------
                                                         $      --
                                                         ===========

Allowance for credit losses,
   beginning of year                                     $(3,263,108)
Provision for credit losses                                 (710,809)
Write-downs                                                     --
Collections                                                1,796,652
                                                         -----------
Allowance for credit losses,
   end of year                                           $(2,177,265)
                                                         ===========


SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and Cash Equivalents is stated at cost, which approximates fair value. The fair value of the Notes Receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 5, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of December 31, 1995, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $1.4 million. The carrying value of the Partnership's remaining notes receivable from Continental discussed in Notes 3 and 5 and the Partnership's note receivable from ATA discussed in Note 3 approximate their estimated fair value. As discussed in Note 4, the carrying value of the rents receivable from Viscount is zero due to a recorded allowance for credit losses equal to the balance of the outstanding rents. As of December 31, 1995, the estimated fair value of the rents receivable was also zero. The carrying value of the line of credit note receivable from Viscount discussed in Note 4, approximates its estimated fair value, as this note is guaranteed by certain affiliates of Viscount.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Partnership as of January 1, 1996 and will be applied prospectively. The Partnership estimates that the adoption of this pronouncement will not have an immediate material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. The estimate of fair value and measurement of impairment loss is described in Note 3.


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

Polaris Investment Management Corporation (PIMC), the sole general partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Note 6.


3.    Aircraft

The Partnership owns 13 aircraft from its original portfolio of 33 used commercial jet aircraft which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid.

Two aircraft were transferred from a lessee as discussed below. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

The following table describes the Partnership's current aircraft portfolio in greater detail:

                                                          Year of
Aircraft Type                      Serial Number        Manufacture
-------------                      -------------        -----------
Boeing 727-200 Advanced                 22001               1980
Boeing 727-200 Advanced                 22983               1982
Boeing 737-200                          19711               1969
Boeing 737-200                          20236               1969
Boeing 737-200 Advanced                 20807               1974
Boeing 737-200 Advanced                 21335               1977
Boeing 737-200 Advanced                 21336               1977
Boeing 737-200 Advanced                 21694               1978
McDonnell Douglas DC-9-30               45791               1968
McDonnell Douglas DC-9-30               47111               1967
McDonnell Douglas DC-9-30               47112               1967
McDonnell Douglas DC-9-30               47521               1971
McDonnell Douglas DC-9-30               47524               1971


Two Boeing 727-100s - These aircraft were transferred from American Trans Air, Inc. (ATA) to the Partnership in April and May 1993 as part of the ATA lease transaction. In February 1994, the Partnership sold one of these Boeing 727-100 aircraft to Total Aerospace Services, Inc. for $425,000. The Partnership recorded a gain on sale of $425,000 in 1994. In August 1994, the Partnership sold the remaining Boeing 727-100 aircraft to Sunrise Partners, Inc. for $250,000. The Partnership paid excise taxes on the transfer of ownership of the aircraft in the amount of $4,063 and recorded a net gain on sale of $245,937 in 1994.

Fifteen Boeing 727-100 Freighters - These aircraft were acquired for $64,610,000 in 1988 and leased to Emery Aircraft Leasing Corporation (Emery) until August 1993, except for one aircraft which was retired in May 1991 due to a casualty incident. This aircraft was damaged as a result of a fire while it was on the ground. Emery paid to the Partnership the casualty value specified in the lease of $4,310,000, which was equal to the Partnership's cost of the aircraft. In
January 1993, Emery purchased one of the aircraft for $1.5 million, in accordance with the purchase option in the lease. The Partnership recorded a loss on sale of this aircraft of $555,676 in 1993. The Partnership subsequently recognized approximately $3.5 million of increased depreciation expense as a result of adjustments to the aircraft carrying values of the remaining 13 aircraft on lease to Emery. In April 1993, Emery exercised its option to purchase the remaining 13 Boeing 727-100 Freighter aircraft for $2.0 million each. The Partnership reported an aggregate gain of $63,357 on these aircraft sales.

Two Boeing 737-200s and Four 737-200 Advanced - These aircraft were acquired for $55,000,000 in 1988 and leased or subleased to Britannia Airways Limited
(Britannia) until June 1993. The leases were extended beyond their initial termination dates for approximately four months through the end of September 1993 at lease rates ranging from 53% to 85% of the original rates. The leases were then again extended through various dates in October, November and December 1993, at the modified rates, which coincided with the commencement of maintenance work required of the lessee to meet return conditions specified in the lease. Subsequent to the return of these aircraft by Britannia, the Partnership incurred approximately $3.14 million of maintenance costs required to re-market the aircraft to new lessees as discussed below. During 1994, approximately $285,000 of these costs were capitalized and reflected as aircraft in the accompanying 1994 balance sheet. The Partnership recognized the remainder of these expenses of approximately $2.76 million and approximately $94,000 in operating expense in the 1994 and 1993 statements of operations, respectively.

In February 1994, the Partnership leased two of the Boeing 737-200 Advanced aircraft to GB Airways Limited (GB Airways). Lease payments for an interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is fixed at 50% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 57% of the original rate received from Britannia. GB Airways has the option to extend the lease for one year at the initial fixed rate. The lease stipulates that the Partnership share in the cost of meeting certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. The Partnership incurred legal costs related to the lease acquisition totaling $84,519. These costs, which were capitalized and reflected as other assets in the 1994 balance sheet, are being amortized over the lease term.

In February 1994, the Partnership leased the remaining two Boeing 737-200 Advanced aircraft to TBG Airways Limited (TBG Airways). Lease payments for the interim lease term through April 1994 were at a variable rate based on usage. Thereafter and through the end of the lease in October 1998, the aggregate rate is periodically increased from 41% to 60% of the original aggregate rate received from Britannia. The lease stipulates that the Partnership share in the cost of certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. TBG Airways has the option to terminate the lease early in April 1997 after paying a termination fee of $250,000 per aircraft. TBG Airways also has the option to purchase the aircraft at the end of the lease term for $8.0 million each. The Partnership incurred legal costs related to the lease acquisition totaling $56,252. These costs, which were capitalized and reflected as other assets in the 1994 balance sheet, are being amortized over the lease term.

The Partnership leased the two Boeing 737-200 aircraft to Viscount Air Services, Inc. (Viscount) for five years beginning in July 1994 and September 1994, respectively. The lease rates are the same as the prior rates received from Britannia during the lease extension period. The Viscount leases, which the Partnership elected to terminate in January 1996 (which is disputed by Viscount), as discussed in Note 9, had stipulated that the Partnership may be required to finance aircraft hushkits at an estimated aggregate cost of approximately $3.0 million, which would be recovered with interest through payments from Viscount over an extended lease term. As discussed in Note 4, at December 31, 1995 Viscount was in default on certain payments due the Partnership. Note 9 contains a further discussion of the Viscount situation subsequent to December 31, 1995.

Five Boeing 727-200s and Five McDonnell Douglas DC-9-30s - These aircraft were acquired for $64,875,000 in 1988 and leased to Continental Airlines, Inc.

(Continental) for terms of 60 months. Continental filed for Chapter 11 bankruptcy protection in December 1990. In 1991, the Partnership and Continental entered into an agreement for Continental's continued lease of the Partnership's aircraft. Note 5 contains a detailed discussion of the Continental lease modifications.

The leases of the five Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $6,707,562 in 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at December 31, 1995 and 1994 was $1,664,763 and $3,706,458, respectively.

Two Boeing 727-200 Advanced - These aircraft were acquired for $27,000,000 in 1988 and leased to USAir, Inc. (USAir) until late 1992. USAir paid rent through December 1992 although the aircraft were returned prior to that time. In December 1992, the Partnership negotiated a seven-year lease with ATA for the aircraft at approximately 45% of the prior rate. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although recognition of rental income will be spread evenly over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction as previously discussed.

Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $415,000 and may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.2 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. The Partnership has received all scheduled principal and interest payments due under the notes. The balances of the notes at December 31, 1995 and 1994 were $799,712 and $949,489, respectively.

The following is a schedule by year of future minimum rental revenue under all of the existing leases, including the deferred rental payments specified in the Continental lease modification (Note 5) but excluding rental payments for two aircraft leased to Viscount due to the bankruptcy filing discussed in Notes 4 and 9:

                         Continental
                          Deferred
Year                      Amount(1)     Rental Payments       Total
----                     ----------     ---------------       -----

1996                     $ 1,267,713      $ 6,923,976      $ 8,191,689
1997                         166,689        3,183,816        3,350,505
1998                            --          2,912,704        2,912,704
1999                            --          1,557,144        1,557,144
2000 and thereafter             --            233,572          233,572
                         -----------      -----------      -----------
                         $ 1,434,402      $14,811,212      $16,245,614
                         ===========      ===========      ===========


(1) Rental payments for the period from December 1990 through September 1991 are payable with interest commencing in July 1992 according to the Continental lease modification agreement. Rental payments for the period from November 1992 through January 1993 are payable with interest commencing in October 1993 according to the agreement with Continental.

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995, 1994 and 1993. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

As discussed in Note 1, if the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $1,216,000, $2,568,000 and $591,000, or $2.41, $5.09 and $1.17 per limited
Partnership unit, of this deficiency as increased depreciation expense in 1995, 1994 and 1993, respectively. The deficiencies in 1995, 1994 and 1993 were generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1995, 1994 and 1993 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995, 1994 and 1993 (which has the effect of increasing future depreciation expense). The net effect of the 1993 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1993 is to cause the Partnership to recognize increased depreciation expense of approximately $0.4 million per year beginning in 1994 through the end of the estimated economic lives of the aircraft. The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $1.09 million per year beginning in 1995 through the end of the estimated economic lives of the aircraft. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $0.7 million per year beginning in 1996 through the end of the estimated economic lives of the aircraft.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

SFAS No. 121 states that the fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, i.e., other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and will be used as the basis for the measurement, if available. If quoted market prices are not available, the estimate of fair value will be based on the best information available in the circumstances. Pursuant to the statement, the estimate of fair value will consider prices for similar assets and the results of valuation techniques to the extent available in the circumstances. Examples of valuation techniques include the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved, option-pricing models, matrix pricing, option-adjusted spread models, and fundamental analysis.

Beginning in 1996, the Partnership will periodically review its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method currently applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.


4.    Viscount Restructuring Agreement and Default

In July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $600,000; to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. It was not practicable to estimate the fair value of the stock options as of December 31, 1995, as they are not publicly traded, although Viscount's recent bankruptcy filing (Note 12) would have an adverse impact on the value of the stock options, if any.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balances of the deferred rents, which are reflected in rent and other receivables in the December 31, 1995 and 1994 balance sheets, were $705,802 and $450,000, respectively. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30- month period, beginning in January 1995, with interest at a rate of 11.53% per annum. The line of credit balances, which are reflected in notes receivable in the December 31, 1995 and 1994 balance sheets, were $270,120 and $387,000, respectively.

During 1995, the Partnership had been in discussions with Viscount to restructure additional financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on these financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. Note 9 contains a further discussion of the Viscount situation subsequent to December

31, 1995 including the Partnership's termination of the leases with Viscount and Viscount's subsequent filing for protection under Chapter 11 of the United States Bankruptcy Code.

Two of the Partnership's Boeing 737-200 commercial jet aircraft were on lease to Viscount prior to the lease termination notifications. As of December 31, 1995, the Partnership's aggregate rent, loan and interest receivables from Viscount was approximately $1.0 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.1 million as of December 31, 1995 for a total of approximately $1.1 million in outstanding obligations. All payments due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

The balance of the line of credit advanced to Viscount in 1994 of $270,120 at December 31, 1995 plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount and an allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount including the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest as of December 31, 1995. The aggregate allowance for credit losses of $710,809 for these obligations is reflected in the provision for credit losses in the accompanying 1995 statement of operations. Viscount's failure to perform on its financial obligations with the Partnership is expected to have an adverse effect on the Partnership's financial position.


5.    Continental Lease Modification

Continental filed for Chapter 11 bankruptcy protection in December 1990. The Continental leases for the Partnership's five McDonnell Douglas DC-9-30 aircraft and five Boeing 727-200 aircraft were modified. The modified agreement specifies
(i) extension of the leases for the five Boeing 727-200s to April 1994 and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership's balance sheets reflect the net reimbursable costs incurred of $275,629 and $819,259 as of December 31, 1995 and 1994, respectively, as notes receivable. Continental will be entitled, under certain circumstances related to a possible future substantial downsizing by Continental, which is not currently anticipated, to reject the existing leases.

The agreement with Continental included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 and for a period of three months, beginning in November 1992, aggregating $8,385,000 (the Deferred Amount). The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents and prior accrued interest, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received.

The allowances for credit losses on the principal and interest portions due were $1,466,456 and $3,263,108 as of December 31, 1995 and 1994, respectively. The unrecognized Deferred Amounts as of December 31, 1995 and 1994 were $1,434,402 and $3,109,497, respectively. In accordance with the aforementioned agreement,

Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During 1995, 1994 and 1993, the Partnership received supplemental payments of $2,050,566, $2,656,020 and $3,356,719 respectively, of which $1,675,095, $1,981,818 and $2,320,289 was recognized as rental revenue in 1995, 1994 and 1993, respectively.

Continental continues to pay all other amounts due under the prior agreement. As of December 31, 1995, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental aircraft finance sale note receivable described in
Note 3 or the Continental modification financing note receivable described above, as they are currently deemed to be collectible. The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


6.    Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equaling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1995, 1994 and 1993, the Partnership paid management fees to PIMC of $603,965, $577,742 and $950,604, respectively. Management fees payable to PIMC at December 31, 1995 and 1994 were $74,724 and $94,824, respectively.

b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1995, 1994, and 1993, the Partnership reimbursed PIMC for services rendered or payments made on behalf of the Partnership of $319,695, $4,060,985 and $2,147,152,
     respectively. Reimbursements totaling $71,184 and $80,036 were payable to PIMC at December 31, 1995 and 1994, respectively.

c. A 10% interest to PIMC in all cash distributions from operations and sales proceeds, gross income in an amount equal to 9.09% of distributed cash available from operations and 1% of net income or loss and taxable income or loss, as such terms are defined in the Partnership Agreement.

d. A subordinated sales commission to PIMC of 3% of the gross sales price of each aircraft for services performed upon disposition and reimbursement of out-of-pocket and other disposition expenses. Subordinated sales commissions will be paid only after unit holders have received distributions in an aggregate amount equal to their capital contributions plus a cumulative non-compounded 8% per annum return on their adjusted capital contributions, as defined in the Partnership Agreement. The Partnership did not pay or accrue a sales commission on any aircraft sales to date as the above subordination threshold has not been met.

7.    Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1995 and 1994 are as follows:

                      Reported Amounts    Tax Basis      Net Difference
                      ----------------    ---------      --------------

1995:  Assets          $ 87,174,844     $ 50,153,068     $ 37,021,776
       Liabilities        6,771,657        1,420,858        5,350,799

1994:  Assets          $ 94,791,340     $ 59,682,195     $ 35,109,145
       Liabilities        3,536,839        1,538,893        1,997,946


8.    Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                For the years ended December 31,
                                                --------------------------------

                                                      1995     1994    1993
                                                      ----     ----    ----

Book net income (loss) per limited partnership unit $ 3.51 $(18.71) $ 4.62 Adjustments for tax purposes represent differences between book and tax revenue and expenses:
     Rental and maintenance reserve revenue
       recognition                                    3.98     0.69   (6.59)
     Management fee expense                           0.11     0.31    0.17
     Depreciation                                    (1.02)   (3.30)  (8.64)
     Gain or loss on sale of aircraft                   -     (7.84)  16.48
     Capitalized costs                                0.02     1.02    1.11
     Other revenue and expense items                 (0.24)   (0.44)  (0.55)
                                                    ------  -------  ------

Taxable net income (loss) per limited
  partnership unit                                  $ 6.36  $(28.27) $ 6.60
                                                    ======  =======  ======

The differences between net income and loss for book purposes and net income and loss for tax purposes result from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue is generally recorded as it is earned. For tax purposes, certain temporary differences exist in the recognition of revenue. For tax purposes, management fee expense is accrued in the same year as the tax basis rental revenue. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves are capitalized or expensed for tax purposes, as appropriate.

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. As a result, the current year tax depreciation expense is greater than the book depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


9.    Subsequent Events

Viscount Default and Bankruptcy Filing - As discussed in Note 4, as of December 31, 1995 Viscount was delinquent on certain rent, deferred rent, maintenance reserve and note payments due the Partnership. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases (which was disputed by Viscount) and the Partnership demanded return of the Aircraft. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Viscount presently has possession of the Partnership's aircraft. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. The Partnership has received no additional payments from Viscount subsequent to December 31, 1995. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, legal, remarketing, transition and sale costs related to the Partnership's aircraft and engines, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.

Continental Lease Renewal - Continental notified the Partnership of its intention to renew the leases for the five aircraft for a one-year term commencing in July 1996 at a lease rate to be determined as provided for in the lease agreement.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund IV, A California Limited Partnership, (PAIF-IV or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the general partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (the Servicer or GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, the Servicer and PIMC are affiliates.

The officers and directors of PIMC are:

               Name                            PIMC  Title
               ----                            -----------

         James W. Linnan                    President; Director
         Richard J. Adams                   Vice President; Director
         Norman C. T. Liu                   Vice President; Director
         Edward Sun                         Vice President
         John E. Flynn                      Vice President
         Robert W. Dillon                   Vice President; Assistant Secretary
         Marc A. Meiches                    Chief Financial Officer
         Richard L. Blume                   Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Linnan, 54, assumed the position of President and Director of PIMC effective March 31, 1995. Mr. Linnan had previously held the positions of Vice President of PIMC effective July 1, 1994, Vice President - Financial Management of PIMC and PALC effective April 1991, and Vice President - Investor Marketing of PIMC and PALC since July 1986.

Mr. Adams, 62, Senior Vice President - Aircraft Marketing, North America, served as Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 38, has assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for Transportation and Industrial Funding Corporation (TIFC). Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 46, has assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Flynn, 55, Vice President - Marketing of GECAS, served as Senior Vice President - Aircraft Marketing for PIMC and PALC effective April 1991, having previously served as Vice President North America of PIMC and PALC effective July 1989. Mr. Flynn joined PALC in March 1989 as Vice President - Cargo. For the two years prior to joining PALC, Mr. Flynn was a transportation consultant. Effective July 1, 1994, Mr. Flynn held the position of Vice President of PIMC.

Mr. Dillon, 54, became Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President of GECAS.

Mr. Blume, 54, has assumed the position of Secretary of PIMC effective May 1, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Meiches, 43, has assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Certain Legal Proceedings:

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

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al., was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Partnership, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay. On May 7, 1993, the court stayed the action pending an appeal of the denial of the motion to stay. Defendants subsequently filed with the Third District Court of Appeal a petition for writ of certiorari to review the lower court's order denying the motion to stay. On October 19, 1993, the Court of Appeal granted the writ of certiorari, quashed the order, and remanded the action with instruction to grant the stay. The Partnership is not named as a defendant in this action.

On or around May 14, 1993, a purported class action entitled Moross, et al., v. Polaris Holding Company, et al., was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statutes and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al., v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II and Polaris Aircraft Income Fund III. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II is named as a defendant for procedural purposes, but no recovery is sought from these defendants. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On or around March 13, 1993, a purported class action entitled Kahn v. Polaris Holding Company, et al., was filed in the Supreme Court of the State of New York, County of New York. This purported class action on behalf of investors in Polaris Aircraft Income Fund V was filed by one investor in the fund. The complaint names as defendants Polaris Investment Management Corporation, Polaris Holding Company, its affiliates and others. The complaint charges defendants with common law fraud, negligent misrepresentation and breach of fiduciary duty in connection with certain misrepresentations and omissions allegedly made in connection with the sale of interests in Polaris Aircraft Income Fund V. Plaintiffs seek compensatory and consequential damages in an unspecified amount, plus interest, disgorgement and restitution of all earnings, profits and other benefits received by defendants as a result of their alleged practices, and attorneys' fees and costs. Defendants' time to move, answer or otherwise plead with respect to the complaint was extended by stipulation up to and including April 24, 1995. On April 18, 1995, the action was discontinued without prejudice. The Partnership is not named as a defendant in this action.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi-District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by

Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800- 327-3664, or write to the Claims Administrator at:

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

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which re-named this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. The Partnership is not named as a defendant in this action.

On or around September 27, 1995, a complaint entitled Martha J. Harrison v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and Prudential Securities Incorporated. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi- contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of the Partnership. Plaintiff seeks compensatory damages, attorney's fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of

Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi- contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi- contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

Other Proceedings - Part I, Item 3 discusses certain other actions arising out of certain public offerings, including that of the Partnership, to which both the Partnership and its general partner are parties.



Disclosure pursuant to Section 16, Item 405 of Regulation S-K:

Based solely on its review of the copies of such forms received or written representations from certain reporting persons that no Forms 3, 4, or 5 were required for those persons, the Partnership believes that, during 1995 all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.

Item 11.       Management Remuneration and Transactions

PAIF-IV has no directors or officers. PAIF-IV is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $603,695 were paid to PIMC in 1995 in addition to a 10% interest in all cash distributions as described in Note 6 to the financial statements (Item 8).


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

   b) The General Partner of PAIF-IV owns the equity securities of PAIF-IV as set forth in the following table:

     Title        Name of              Amount and Nature of             Percent
    of Class  Beneficial Owner         Beneficial Ownership             of Class
    --------  ----------------         --------------------             --------

    General   Polaris Investment  Represents a 10.0% interest of all      100%
    Partner   Management          cash distributions, gross income in
    Interest  Corporation         an amount equal to 9.09% of
                                  distributed cash available from
                                  operations, and a 1% interest in net
                                  income or loss

   c) There are no arrangements known to PAIF-IV, including any pledge by any person of securities of PAIF-IV, the operation of which may at a subsequent date result in a change in control of PAIF-IV.



Item 13.   Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.    Financial Statements.

      The following are included in Part II of this report:
                                                                       Page No.

               Report of Independent Public Accountants                  21
               Balance Sheets                                            22
               Statements of Operations                                  23
               Statements of Changes in Partners' Capital (Deficit)      24
               Statements of Cash Flows                                  25
               Notes to Financial Statements                             26


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


                                          POLARIS AIRCRAFT INCOME FUND IV,
                                          A California Limited Partnership
                                          (REGISTRANT)
                                          By:   Polaris Investment
                                                Management Corporation
                                                General Partner




           March 25, 1996               By:   /S/ James W. Linnan
           --------------                     --------------------------
                Date                          James W. Linnan, President


Pursuant to the requirements of the Securities Exchange Act of 134, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                          Date

/S/James W. Linnan     President and Director of Polaris       March 25, 1996
-------------------    Investment Management Corporation,      --------------
(James W. Linnan)      General Partner of the Registrant

/S/Norman C. T. Liu    Vice President and Director of Polaris  March 25, 1996
-------------------    Investment Management Corporation,      --------------
(Norman C. T. Liu)     General Partner of the Registrant

/S/Marc A. Meiches     Chief Financial Officer of Polaris      March 25, 1996
-------------------    Investment Management Corporation,      --------------
(Marc A. Meiches)      General Partner of the Registrant