Form 10-Q
period 1996-03-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1996-05-10
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q
                               ------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from____to___

                               ------------------


                          Commission File No. 33-15551
                               ------------------



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



                             Yes_X_           No___








                       This document consists of 18 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1996




                                      INDEX


Part I.  Financial Information                                             Page


      Item 1.  Financial Statements

         a) Balance Sheets - March 31, 1996 and
            December 31, 1995................................................3

         b) Statements of Income - Three Months Ended
            March 31, 1996 and 1995..........................................4

         c) Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1995
            and Three Months Ended March 31, 1996............................5

         d) Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995....................................6

         e) Notes to Financial Statements....................................7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................12



Part II. Other Information

      Item 1.  Legal Proceedings............................................15

      Item 6.  Exhibits and Reports on Form 8-K.............................17

      Signature.............................................................18

                          Part I. Financial Information
                          -----------------------------
Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       March 31,    December 31,
                                                         1996           1995
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                            $ 23,474,053  $ 23,456,031

RENT AND OTHER RECEIVABLES, net of
  allowance for credit losses of $1,017,936 in 1996
  and $710,809 in 1995                                  1,515,180     1,513,176

NOTES RECEIVABLE, net of allowance for credit
  losses of $986,216 in 1996 and $1,466,456 in 1995     1,533,019     3,010,224

AIRCRAFT, net of accumulated depreciation of
  $61,553,991 in 1996 and $59,542,596 in 1995          57,123,453    59,134,848

OTHER ASSETS, net of accumulated amortization
  of $2,160,622 in 1996 and $2,149,685 in 1995             49,628        60,565
                                                     ------------  ------------

                                                     $ 83,695,333  $ 87,174,844
                                                     ============  ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                $    151,963  $    145,908

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                             168,478       107,574

LESSEE SECURITY DEPOSITS                                1,136,893     1,124,458

MAINTENANCE RESERVES                                    4,386,165     5,011,217

DEFERRED RENTAL INCOME                                       --         382,500
                                                     ------------  ------------

      Total Liabilities                                 5,843,499     6,771,657
                                                     ------------  ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                      (3,677,449)   (3,651,904)
  Limited Partners, 499,964 units
    issued and outstanding                             81,529,283    84,055,091
                                                     ------------  ------------

      Total Partners' Capital                          77,851,834    80,403,187
                                                     ------------  ------------

                                                     $ 83,695,333  $ 87,174,844
                                                     ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                            Three Months Ended March 31,
                                            ----------------------------

                                                1996             1995
                                                ----             ----
REVENUES:
     Rent from operating leases              $3,141,763      $3,069,373
     Interest                                   411,039         505,435
                                             ----------      ----------

          Total Revenues                      3,552,802       3,574,808
                                             ----------      ----------

EXPENSES:
     Depreciation and amortization            2,022,332       2,370,118
     Management fees to general partner         142,088         153,469
     Provision for credit losses                307,127            --
     Operating                                   97,675          44,167
     Administration and other                    62,961          60,080
                                             ----------      ----------

          Total Expenses                      2,632,183       2,627,834
                                             ----------      ----------

NET INCOME                                   $  920,619      $  946,974
                                             ==========      ==========

NET INCOME ALLOCATED
     TO THE GENERAL PARTNER                  $  321,652      $  321,916
                                             ==========      ==========

NET INCOME ALLOCATED TO
     LIMITED PARTNERS                        $  598,967      $  625,058
                                             ==========      ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                        $     1.20      $     1.25
                                             ==========      ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                       Year Ended December 31, 1995 and
                                       Three Months Ended March 31, 1996
                                       ---------------------------------

                                      General       Limited
                                      Partner       Partners        Total
                                      -------       --------        -----

Balance, December 31, 1994        $ (3,543,265)  $ 94,797,766   $ 91,254,501

  Net income                         1,280,150      1,756,425      3,036,575

  Cash distributions to partners    (1,388,789)   (12,499,100)   (13,887,889)
                                  ------------   ------------   ------------

Balance, December 31, 1995          (3,651,904)    84,055,091     80,403,187

  Net income                           321,652        598,967        920,619

  Cash distributions to partners      (347,197)    (3,124,775)    (3,471,972)
                                  ------------   ------------   ------------

Balance, March 31, 1996           $ (3,677,449)  $ 81,529,283   $ 77,851,834
                                  ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                          1996         1995
                                                          ----         ----
OPERATING ACTIVITIES:
  Net income                                        $    920,619   $    946,974
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                      2,022,332      2,370,118
    Provision for credit losses                          307,127           --
    Changes in operating assets and liabilities:
      Increase in rent and other receivables            (309,131)      (149,619)
      Increase (decrease) in payable to affiliates         6,055        (30,273)
      Increase in accounts payable and accrued
        liabilities                                       60,904         25,632
      Increase in lessee security deposits                12,435         12,445
      Increase (decrease) in maintenance reserves       (625,052)       493,908
      Decrease in deferred income                       (382,500)      (110,000)
                                                    ------------   ------------
       Net cash provided by operating activities       2,012,789      3,559,185
                                                    ------------   ------------

INVESTING ACTIVITIES:
  Principal payments on notes receivable               1,477,205        711,876
                                                    ------------   ------------

       Net cash provided by investing activities       1,477,205        711,876
                                                    ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                      (3,471,972)    (3,471,972)
                                                    ------------   ------------

       Net cash used in financing activities          (3,471,972)    (3,471,972)
                                                    ------------   ------------
CHANGES IN CASH AND CASH
  EQUIVALENTS                                             18,022        799,089

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 23,456,031     18,152,875
                                                    ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $ 23,474,053   $ 18,951,964
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund IV's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1995, 1994, and 1993 included in the Partnership's 1995 Annual Report to the SEC on Form 10-K (Form 10-K).

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed below, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

Capitalized Costs - Aircraft modification and maintenance costs which are determined to increase the value or extend the useful life of the aircraft are capitalized and amortized using the straight-line method over the estimated useful life of the improvement. These costs are also subject to periodic evaluation as discussed above.

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of March 31, 1996, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $1.47 million. The carrying value of the Partnership's remaining notes receivable from Continental discussed in Notes 3 and 4 approximate their estimated fair value.

As discussed in Note 5, the carrying value of the rents receivable from Viscount Air Services, Inc. (Viscount) is zero due to a recorded allowance for credit losses equal to the balance of the outstanding rents. As of March 31, 1996, the estimated fair value of the rents receivable was also zero. The carrying value of the line of credit note receivable from Viscount, which is guaranteed by certain affiliates of Viscount as discussed in Note 5, approximates its estimated fair value.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first quarter of 1996.


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

Under the ATA lease, the Partnership may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.2 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. The Partnership has received all scheduled payments due under the note. The balance of the note at December 31, 1995 was $799,712. ATA paid the Partnership the remaining note balance in full during March 1996.


3.     Continental Lease Modification

As discussed in the Form 10-K, the leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement for the Partnership's five McDonnell Douglas DC-9-30 aircraft and five Boeing 727-200 aircraft specifies (i) extension of the leases for the five Boeing 727-200s (which were subsequently sold to Continental as discussed in Note 4) to April 1994 and for the five McDonnell Douglas DC-9-30 aircraft to June 1996; (ii) renegotiated rental rates averaging approximately 67% of the original lease rates; (iii) payment of ongoing rentals at the reduced rates beginning in October 1991; (iv) payment of deferred rentals with interest beginning in July 1992; and (v) payment by the Partnership of certain aircraft modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease term. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalization policy as described in Note 1. The Partnership's balance sheets reflect the net reimbursable costs incurred of $139,871 and $275,629 as of March 31, 1996 and December 31, 1995, respectively, as notes receivable.

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

The allowances for credit losses on the principal and interest portions due were $986,216 and $1,466,456 as of March 31, 1996 and December 31, 1995,
respectively. The unrecognized Deferred Amounts as of March 31, 1996 and December 31, 1995 were $969,640 and $1,434,402, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During the three months ended March 31, 1996 and 1995, the Partnership received supplemental payments of $512,641 each period, of which $464,762 and $392,372 was recognized as rental revenue in the three months ended March 31, 1996 and 1995, respectively.

Continental continues to pay all other amounts due under the prior agreement. As of March 31, 1996, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental aircraft finance sale note receivable described in Note 4 or the Continental modification financing note receivable described above, as they are currently deemed to be collectible. The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


4.    Sale of Aircraft to Continental

The leases of five Boeing 727-200 aircraft to Continental expired on April 30, 1994 as discussed in Note 3. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price and recognized a loss on sale of $6,707,562 in the second quarter of 1994. The Partnership has received all scheduled payments due under the note. The note receivable balance at March 31, 1996 and December 31, 1995 was $1,123,028 and $1,664,763, respectively.


5.    Viscount Default and Bankruptcy Filing

As discussed in the Form 10-K, in July 1994, the Partnership entered into a restructuring agreement with Viscount to defer certain rents due the Partnership which aggregated $600,000; to extend a line of credit to Viscount for a total of $387,000 to be used primarily for maintenance expenses relating to the Partnership's aircraft; and to give the Partnership the option to acquire approximately 1.86% of the issued and outstanding shares of Viscount stock as of July 26, 1994 for an option price of approximately $279,000. It was not practicable to estimate the fair value of the stock options as of March 31, 1996, as they are not publicly traded, although Viscount's recent bankruptcy filing (as discussed below) would have an adverse impact on the value of the stock options, if any.

During 1995, the Partnership had been in discussions with Viscount to restructure additional financial obligations of Viscount to the Partnership. While such discussions were underway, Viscount had undertaken to pay in full, by the end of each month, beginning in June 1995, the current month's obligations by making partial periodic payments during that month. Viscount is presently in default on its financial obligations to the Partnership. On December 13, 1995, the Partnership issued a notice of default to Viscount demanding, within 10 days, full payment of all delinquent amounts due the Partnership. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Viscount presently has possession of the Partnership's aircraft and engines.
Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. The Partnership has received no payments from Viscount during the first quarter of 1996. The Partnership has received certain payments from Viscount subsequent to March 31, 1996 as discussed in Note 7.

Two of the Partnership's Boeing 737-200 commercial jet aircraft were on lease to Viscount prior to the lease termination notifications. As of March 31, 1996, the Partnership's aggregate rent, loan and interest receivables from Viscount was approximately $1.3 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.3 million as of March 31, 1996 for a total of approximately $1.6 million in outstanding obligations. All amounts due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

The deferred rents, which were being repaid by Viscount with interest at a rate of 6% per annum over the remaining terms of the leases, were recognized as revenue in the period earned. The unpaid balance of the deferred rents, before the allowance for credit losses as discussed below, was $505,802. The line of credit, which was advanced to Viscount during 1994, was being repaid by Viscount over a 30-month period, beginning in January 1995, with interest at a rate of 11.53% per annum.

The balance of the line of credit advanced to Viscount in 1994 of $270,120 at March 31, 1996 and December 31, 1995 plus accrued interest, is guaranteed by certain affiliates of the principal shareholder of Viscount and an allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest of $1,017,936 and $710,809 as of March 31, 1996 and December 31, 1995, respectively. Viscount's failure to perform on its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $97,000, which are reflected in operating expense in the Partnerships statement of operations for the three months ended March 31, 1996. The Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted. A further discussion of the Viscount situation subsequent to March 31, 1996 is discussed in Note 7.

6.    Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:
                                            Payments for
                                        Three Months Ended     Payable at
                                           March 31, 1996    March 31, 1996
                                           --------------    --------------

Aircraft Management Fees                      $142,113          $ 74,699
Out-of-Pocket Administrative Expense
   Reimbursement                                91,109            77,264
Out-of-Pocket Operating and
   Remarketing Expense Reimbursement             2,452              --
                                              --------          --------
                                              $235,674          $151,963
                                              ========          ========



7.    Subsequent Event

Viscount Chapter 11 Bankruptcy - On or about April 15, 1996, GE Capital Aviation Services, Inc., on behalf of the Partnership and Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, and Polaris Aircraft Investors XVIII, First Security Bank of Utah, National Association, the owner/trustee in relation to the Partnership's aircraft, Viscount, and others executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation). The Compromise and Stipulation, which remains subject to court approval, is described in the Legal Proceedings section (Part II, Item 1). A hearing to consider approval of the
Compromise and Stipulation has been scheduled for May 14, 1996. The Partnership's claims for past due amounts under the aircraft leases, as well as its other claims, will be addressed under Viscount's plan of reorganization, which must be filed by June 30, 1996, and confirmed by September 30, 1996, or in accordance with bankruptcy distribution rules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to GB Airways Limited (GB Airways); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft currently in the possession of Viscount Air Services, Inc. (Viscount) which filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold in 1993, and five Boeing 727-200 aircraft were sold in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Remarketing Update

The leases of five McDonnell Douglas DC-9-30 aircraft with Continental expire in June 1996. Continental notified the Partnership of its intention to renew the leases for the five aircraft for a one-year term commencing in July 1996.


Partnership Operations

The  Partnership  recorded  net  income  of  $920,619,   or  $1.20  per  limited
partnership unit, for the three months ended March 31, 1996, compared to net income of $946,974, or $1.25 per unit, for the same period in 1995.

Operating results during the first three months of 1996 as compared to the same period in 1995 reflect a provision for credit losses recorded in 1996 for certain rent and interest receivables from Viscount combined with legal expenses incurred during the first quarter of 1996 related to the Viscount default and Chapter 11 bankruptcy filing, partially offset by decreased depreciation expense.

The Partnership has recorded an allowance for credit losses during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount during the first quarter of 1996 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The aggregate allowance for credit losses of $307,127 for these obligations is reflected in the provision for credit losses in the Partnership's statement of operations for the three months ended March 31, 1996. In addition, the Partnership recognized legal costs of approximately $97,000 related to the Viscount default and its Chapter 11 bankruptcy filing. These legal costs are reflected as operating expense in the Partnership's statement of operations for the three months ended March 31, 1996.

As discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the Partnership recorded depreciation and residual value adjustments to certain of the Partnership's aircraft in 1995. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize of the projected remaining economic life of the aircraft. For any downward adjustment to the estimated aircraft residual values, future depreciation expense over the projected remaining life of the aircraft is increased. The Partnership's operating results during the three months ended March 31, 1996 were impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1995 and the downward adjustments to the estimated residual values recorded in 1995, as discussed in the Form 10-K.

Liquidity and Cash Distributions

Liquidity - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. Legal counsel has been retained and the general partner is evaluating the rights, remedies and courses of action available to the Partnership with respect to Viscount's default and bankruptcy filing. All amounts due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

As of March 31, 1996, the Partnership's aggregate rent, loan and interest receivable from Viscount was approximately $1.3 million. In addition, delinquent maintenance reserves due from Viscount aggregated approximately $0.3 million as of March 31, 1996 for a total of approximately $1.6 million in outstanding obligations. Viscount's failure to perform on its financial obligations with the Partnership will have an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $97,000 and may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft. A further discussion of the Viscount situation in included in the Legal Proceedings section (Part II, Item 1).

The Viscount leases, which the Partnership elected to terminate in January 1996 (which is disputed by Viscount), had stipulated that the Partnership may be required to finance aircraft hushkits at an estimated aggregate cost of approximately $2.2 million, which would be recovered with interest through payments from Viscount over an extended lease term.

As described in Note 3 to the financial statements, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. The balance of the costs that the Partnership is currently obligated to pay or finance is approximately $2.3 million.

The ATA lease specifies that the Partnership may finance up to two aircraft hushkits at an aggregate cost of approximately $5.2 million, a portion of which would be partially recovered with interest through payments from ATA over an extended lease term.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses, recognized as revenue, or reimbursed to the lessee. The net maintenance reserve balances aggregate $4,386,165 as of March 31, 1996.

The Partnership's is retaining cash reserves to finance a portion of the costs that may be incurred under the leases with Continental and ATA, to cover the additional costs that the Partnership will incur relating to the Viscount default and bankruptcy, and to cover other cash requirements, including the potential costs of remarketing the Partnership aircraft.

Cash Distributions - Cash distributions to limited partners during the three months ended March 31, 1996 and 1995 were $3,124,775, or $6.25 per limited partnership unit for both periods. The timing and amount of future cash distributions to partners are not yet known and will depend on the Partnership's future cash requirements, including the costs that may be incurred relating to the Viscount default and bankruptcy; the receipt from Continental of payments for the sale of the five Boeing 727-200 aircraft and modification financing payments; the receipt of rental payments from Continental, ATA, GB Airways and TBG Airways; and the receipt of current and delinquent rental and loan payments from Viscount.

                           Part II.  Other Information
                           ---------------------------


Item 1.   Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount's Air Services, Inc. (Viscount) Bankruptcy - On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. The Partnership leases two aircraft to Viscount. Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities) lease a total of eight other aircraft and a spare engine to Viscount. GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership and the Polaris Entities, delivered a letter of termination to Viscount prepetition, notifying Viscount of the termination of the aircraft and engine leases. Viscount disputes the effectiveness of the termination and currently has possession of the aircraft and engines. Pursuant to various agreements between Viscount and the Polaris Entities, the aggregate outstanding obligations between Viscount and the Polaris Entities is estimated to be approximately $11.5 million, of which approximately $1.6 million represents indebtedness to the Partnership.

As of March 31, 1996, Viscount was in default under the aircraft leases in the approximate aggregate amount of $850,000. Pursuant to that certain Restructuring and Loan Agreement (Loan Agreement), dated July 20, 1994, between the Partnership, Viscount and other parties, the Partnership advanced a line of credit to Viscount and agreed to defer rent obligations under the leases. As of March 31, 1996, Viscount was indebted to the Partnership under the Loan Agreement in the approximate amount of $270,000 on the line of credit and $505,000 on deferred rent obligations. Viscount's total outstanding obligations to the Partnership as of March 31, 1996, were approximately $1.6 million.

On or about April 15, 1996, GECAS, on behalf of the Partnership and the Polaris Entities, First Security Bank of Utah, National Association, the owner/trustee under a number of the leases, Viscount, and other parties executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation). The Compromise and Stipulation, which remains subject to court approval, provides, among other things, for: (i) Viscount's continued use of the Partnership's two aircraft, subject to complying with the terms of the leases and the Compromise and Stipulation; (ii) Viscount's acknowledgment that the leases are valid leases, and that the Partnership possesses in respect of the leases the rights of a secured party or lessor under
Section 1110 of the United States Bankruptcy Code; (iii) Viscount's acknowledgment and stipulation as to the amount of certain monetary defaults under the leases through March 31, 1996; (iv) Viscount's agreement to resume monthly rent and maintenance reserve payments effective April 1, 1996, subject to rent increases commencing as of the month following the completion of the next significant maintenance event; (v) Viscount's agreement to an increase in the per hour maintenance reserve amounts and return rates amounts under the leases, effective April 1, 1996; (vi) Viscount's agreement to pay additional monthly amounts into a Supplemental Maintenance Reserve to fund shortfalls in maintenance reserves to cover significant maintenance events; (vii) an assignment from certain of Viscount's guarantors under the Loan Agreement of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership and the Polaris Entities; (viii) a release by Viscount of claims against GECAS, the Partnership, and the Polaris Entities; and (ix) a release by GECAS, the Partnership, and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (vii) above). In addition, upon Bankruptcy Court approval of the Compromise and Stipulation, Viscount shall be entitled to borrow funds from the Partnership not to exceed the amount of basic rent, to complete certain scheduled maintenance, including for C Check or D Check or other significant maintenance events, and such loans shall be secured and entitled to a superiority claim status, meaning that such loans would be repayable before all of Viscount's other administrative expenses.

On April 15, 1996, pursuant to the Compromise and Stipulation, Viscount resumed payments under the leases effective April 1, 1996. The Compromise and Stipulation further provides that the Partnership may exercise its rights to take back the aircraft, if, after its approval, Viscount defaults in its obligations under the Compromise and Stipulation or the leases, subject to any right Viscount may have to cure. A hearing to consider approval of the Compromise and Stipulation has been scheduled for May 14, 1996. The Partnership's claims for past due amounts under the leases, as well as its other claims (including the line of credit, deferred rents and all other amounts due the Partnership prior to April 1, 1996), will be addressed under Viscount's plan of reorganization, which must be filed by June 30, 1996, and confirmed by September 30, 1996, or in accordance with bankruptcy distribution rules.

Other Proceedings - Item 10 in Part III of the Partnership's 1995 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report, but the following new proceedings have been commenced.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or around February 16, 1996, a complaint entitled Henry Arwe, et al. v. General Electric Company, et al., was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities

Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.



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

                                    POLARIS AIRCRAFT INCOME FUND IV,
                                    A California Limited Partnership
                                    (Registrant)
                                    By:   Polaris Investment
                                          Management Corporation,
                                          General Partner




         May 8, 1996                      By:   /S/Marc A. Meiches
- -----------------------------                   ------------------
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