Form 10-Q
period 1996-06-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1996-08-12
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------


                                    FORM 10-Q


                           ---------------------------



            _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                           --------------------------


                          Commission File No. 33-15551


                           --------------------------



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

            FORM 10-Q - For the Quarterly Period Ended June 30, 1996




                                      INDEX


Part I.       Financial Information                                    Page


         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1996 and
                  December 31, 1995..................................... 3

              b)  Statements of Income - Three and Six Months
                  Ended June 30, 1996 and 1995.......................... 4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1995
                  and Six Months Ended June 30, 1996.................... 5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1996 and 1995.......................... 6

              e)  Notes to Financial Statements......................... 7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.... 12



Part II.      Other Information

         Item 1.      Legal Proceedings................................ 15

         Item 6.      Exhibits and Reports on Form 8-K................. 16

         Signature    ................................................. 17

                          Part I. Financial Information
                          -----------------------------
Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,      December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 24,451,114    $ 23,456,031

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of
   $1,017,936 in 1996 and $710,809 in 1995           1,422,093       1,513,176

NOTES RECEIVABLE, net of allowance for
    credit losses of $492,844 in 1996 and
    $1,466,456 in 1995                                 838,447       3,010,224

AIRCRAFT, net of accumulated depreciation of
   $63,565,386 in 1996 and $59,542,596 in 1995      55,112,058      59,134,848

OTHER ASSETS, net of accumulated amortization
   of $2,171,559 in 1996 and $2,149,685 in 1995         38,691          60,565
                                                  ------------    ------------

                                                  $ 81,862,403    $ 87,174,844
                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $    172,810    $    145,908

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         231,104         107,574

LESSEE SECURITY DEPOSITS                             1,149,099       1,124,458

MAINTENANCE RESERVES                                 4,774,394       5,011,217

DEFERRED RENTAL INCOME                                   -             382,500
                                                  ------------    ------------

        Total Liabilities                            6,327,407       6,771,657
                                                  ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                  (3,700,648)     (3,651,904)
   Limited Partners, 499,964 units
      issued and outstanding                        79,235,644      84,055,091
                                                  ------------    ------------

        Total Partners' Capital                     75,534,996      80,403,187
                                                  ------------    ------------

                                                  $ 81,862,403    $ 87,174,844
                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                         --------               --------
                                     1996        1995        1996       1995
                                     ----        ----        ----       ----
REVENUES:
   Rent from operating leases   $ 3,161,395 $ 3,227,039 $ 6,303,158  $ 6,296,412
   Interest                         341,884     537,632     752,923    1,043,067
                                ----------- ----------- -----------  -----------

           Total Revenues         3,503,279   3,764,671   7,056,081    7,339,479
                                ----------- ----------- -----------  -----------

EXPENSES:
   Depreciation and amortization  2,022,332   2,370,119   4,044,664    4,740,237
   Management fees to general
    partner                         158,070     161,352     300,158      314,821
   Provision for credit losses        -           -         307,127        -
   Operating                         82,873       2,767     180,548       46,934
   Administration and other          84,870      76,440     147,831      136,520
                                ----------- ----------- -----------  -----------

           Total Expenses         2,348,145   2,610,678   4,980,328    5,238,512
                                ----------- ----------- -----------  -----------

NET INCOME                      $ 1,155,134 $ 1,153,993 $ 2,075,753  $ 2,100,967
                                =========== =========== ===========  ===========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER       $   323,998 $   323,986 $   645,650  $   645,902
                                =========== =========== ===========  ===========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS          $   831,136 $   830,007 $ 1,430,103  $ 1,455,065
                                =========== =========== ===========  ===========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT             $      1.66 $      1.66 $      2.86  $      2.91
                                =========== =========== ===========  ===========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                            Year Ended December 31, 1995 and
                                             Six Months Ended June 30, 1996
                                             ------------------------------

                                           General       Limited
                                           Partner       Partners      Total
                                           -------       --------      -----

Balance, December 31, 1994               $(3,543,265) $ 94,797,766 $ 91,254,501

   Net income                              1,280,150     1,756,425    3,036,575

   Cash distributions to partners         (1,388,789)  (12,499,100) (13,887,889)
                                         -----------  ------------ ------------

Balance, December 31, 1995                (3,651,904)   84,055,091   80,403,187

   Net income                                645,650     1,430,103    2,075,753

   Cash distributions to partners           (694,394)   (6,249,550)  (6,943,944)
                                         -----------  ------------ ------------

Balance, June 30, 1996                   $(3,700,648) $ 79,235,644 $ 75,534,996
                                         ===========  ============ ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                          1996          1995
                                                          ----          ----
OPERATING ACTIVITIES:
   Net income                                         $ 2,075,753  $ 2,100,967
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                      4,044,664    4,740,237
     Provision for credit losses                          307,127        -
     Changes in operating assets and liabilities:
       Increase in rent and other receivables            (216,044)    (313,018)
       Increase in payable to affiliates                   26,902       10,624
       Increase in accounts payable and
        accrued liabilities                               123,530       23,933
       Increase in lessee security deposits                24,641       25,854
       Increase (decrease) in maintenance reserves       (236,823)   1,517,131
       Increase (decrease) in deferred income            (382,500)     272,500
                                                      -----------  -----------

          Net cash provided by operating activities     5,767,250    8,378,228
                                                      -----------  -----------

INVESTING ACTIVITIES:
   Principal payments on notes receivable               2,171,777    1,581,772
                                                      -----------  -----------

          Net cash provided by investing activities     2,171,777    1,581,772
                                                      -----------  -----------

FINANCING ACTIVITIES:
   Cash distributions to partners                      (6,943,944)  (6,943,945)
                                                      -----------  -----------

          Net cash used in financing activities        (6,943,944)  (6,943,945)
                                                      -----------  -----------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                            995,083    3,016,055

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                 23,456,031   18,152,875
                                                      -----------  -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $24,451,114  $21,168,930
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of June 30, 1996, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $0.4 million. The carrying value of the Partnership's remaining note receivable from Continental discussed in Note 4 approximates its estimated fair value. As discussed in Note 5, the carrying value of the rents receivable from Viscount Air Services, Inc. (Viscount) is zero due to a recorded allowance for credit losses equal to the balance of the outstanding rents. As of June 30, 1996, the estimated fair value of the rents receivable was also zero. The carrying value of the line of credit note receivable from Viscount, which is secured by certain of Viscount's trade receivables and spare parts as discussed in Note 5, approximates its estimated fair value.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first two quarters of 1996.


2.       Lease to American Trans Air, Inc. (ATA)

As discussed in the Form 10-K, under the ATA lease, the Partnership may be required to finance up to two aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.2 million, which would be partially recovered with interest through payments from ATA over an extended lease term. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. The balance of the note at December 31, 1995 was $799,712. ATA paid the Partnership the remaining note balance in full in March 1996.


3.        Lease to Continental

As discussed in the Form 10-K, the leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement with Continental included an extended deferral of the dates when Continental will remit its rental payments for the period from December 3, 1990 through September 30, 1991 and for a period of three months, beginning in November 1992, aggregating $8,385,000 (the Deferred Amount). The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents and prior accrued interest, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received.

The allowances for credit losses on the principal and interest portions due were $492,844 and $1,466,456 as of June 30, 1996 and December 31, 1995, respectively. The unrecognized Deferred Amounts as of June 30, 1996 and December 31, 1995 were $485,246 and $1,434,402, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During the six months ended June 30, 1996 and 1995, the Partnership received supplemental payments of $1,025,283 and $1,196,163, of which $949,156 and $942,410 was recognized as rental revenue in the six months ended June 30, 1996 and 1995, respectively.

The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were originally scheduled to expire in June 1996. Continental extended the leases for the five aircraft for a one-year term commencing in July 1996 at the current monthly market lease rate of $50,000 per aircraft, which is approximately 65% of the prior lease rate.

Continental continues to pay all other amounts due under the prior agreement. As of June 30, 1996, Continental is current on all payments due the Partnership. The Partnership has not recorded an allowance for credit losses on the additional Continental aircraft finance sale note receivable described in Note 4, as it is currently deemed to be collectible. The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.


4.       Sale of Aircraft to Continental

In May 1994, the Partnership sold five Boeing 727-200 aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The Partnership recorded a note receivable for the sales price. The Partnership has received all scheduled payments due under the note. The note receivable balance at June 30, 1996 and December 31, 1995 was $568,327 and $1,664,763, respectively.


5.       Viscount Default and Bankruptcy Filing

As discussed in the Form 10-K, in July 1994, the Partnership entered into a Restructuring and Loan Agreement (Loan Agreement) with Viscount. During 1995, the Partnership had been in discussions with Viscount to restructure additional existing financial obligations of Viscount to the Partnership. Viscount subsequently defaulted on its financial obligations to the Partnership and on December 13, 1995, the Partnership issued a notice of default to Viscount. On January 9, 1996, Viscount was notified that the Partnership had elected to terminate the leases and the Partnership demanded return of the aircraft. Viscount disputed these lease terminations. On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona.

On or about April 15, 1996, GECAS, on behalf of the Partnership, Polaris Holding Company, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund IV, and Polaris Aircraft Investors XVIII (collectively, Polaris Entities), First Security Bank of Utah, National Association, the owner/trustee under a number of the leases, Viscount, and other parties executed a Compromise of Claims and Stipulation under Section 1110 of the United States Bankruptcy Code (the Compromise and Stipulation), which was approved by the Bankruptcy Court on May 14, 1996. The Compromise and Stipulation, provides, among other things, for: (i) Viscount's continued use of the Partnership's two aircraft, subject to complying with the terms of the leases and the Compromise and Stipulation; (ii) Viscount's acknowledgment that the leases are valid leases, and that the Partnership possesses in respect of the leases the rights of a secured party or lessor under
Section 1110 of the United States Bankruptcy Code; (iii) Viscount's acknowledgment and stipulation as to the amount of certain monetary defaults under the leases through March 31, 1996; (iv) Viscount's agreement to resume monthly rent and maintenance reserve payments effective April 1, 1996, subject to rent increases commencing as of the month following the completion of the next significant maintenance event; (v) Viscount's agreement to an increase in the per hour maintenance reserve amounts and return rates amounts under the leases, effective April 1, 1996; (vi) Viscount's agreement to pay additional monthly amounts into a Supplemental Maintenance Reserve to fund shortfalls in maintenance reserves to cover significant maintenance events; (vii) an assignment from certain of Viscount's guarantors under the Loan Agreement of security interests in Viscount assets that will provide further security for Viscount's indebtedness to the Partnership and the Polaris Entities; (viii) a release by Viscount of claims against GECAS, the Partnership, and the Polaris Entities; and (ix) a release by GECAS, the Partnership, and the Polaris Entities of Viscount's guarantors with respect to the Loan Agreement (the guarantor's collateral for the obligations on the line of credit are being substituted by the assignments referenced in (vii) above). In addition, upon Bankruptcy Court approval of the Compromise and Stipulation, Viscount shall be entitled to borrow funds from the Partnership not to exceed the amount of basic rent, to complete certain scheduled maintenance, including for C Check or D Check or other significant maintenance events, and such loans shall be secured and entitled to a super-priority claim status, meaning that such loans would be repayable before all of Viscount's other administrative expenses.

On April 15, 1996, pursuant to the Compromise and Stipulation, Viscount resumed payments under the leases effective April 1, 1996. The Compromise and Stipulation further provides that the Partnership may exercise its rights to take back the aircraft, if, after its approval, Viscount defaults on its obligations under the Compromise and Stipulation or the leases, subject to any right Viscount may have to cure.

The Partnership's claims for past due amounts under the leases, as well as its other claims (including the Loan Agreement line of credit, deferred rents and all other amounts due the Partnership prior to April 1, 1996), are addressed under Viscount's proposed plan of reorganization, which was filed with the Bankruptcy Court on July 1, 1996 as discussed in Part II, Item 1, and must be confirmed by September 30, 1996, pursuant to the Compromise and Stipulation.

As of June 30, 1996, the Partnership's aggregate rent, loan and interest receivables from Viscount was approximately $1.3 million. In addition, delinquent maintenance reserves due from Viscount aggregate approximately $0.3 million as of June 30, 1996 for a total of approximately $1.6 million in outstanding obligations. All amounts due from Viscount may be affected by Viscount's filing for protection under Chapter 11.

The balance of the Loan Agreement line of credit advanced to Viscount in 1994 of $270,120 at June 30, 1996 and December 31, 1995 plus accrued interest, is secured by certain of Viscount's trade receivables and spare parts. An allowance for credit losses has not been provided for this note. The Partnership has recorded an allowance for credit losses for the remaining unsecured receivable balances from Viscount for the aggregate of the unpaid rents, outstanding deferred rent balance and accrued interest of $1,017,936 and $710,809 as of June 30, 1996 and December 31, 1995, respectively.

Viscount's failure to perform on its financial obligations with the Partnership has an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $179,000, which are reflected in operating expense in the Partnerships statement of income for the six months ended June 30, 1996. The Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft, which cannot be estimated at this time. The outcome of Viscount's Chapter 11 proceeding cannot be predicted.

6.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:
                                               Payments for
                                             Three Months Ended   Payable at
                                               June 30, 199      June 30, 1996
                                               -------------     -------------

Aircraft Management Fees                         $ 151,345         $  81,425

Out-of-Pocket Administrative Expense
     Reimbursement                                  90,846            91,188

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement               -                   197
                                                 ---------         ---------

                                                 $ 242,191         $ 172,810
                                                 =========         =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft currently leased to Viscount Air Services, Inc. (Viscount) which filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold in 1993, and five Boeing 727-200 aircraft were sold in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Remarketing Update

Continental Lease Extension - The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were originally scheduled to expire in June 1996. Continental exercised their right to extend the leases for the five aircraft for a one-year term commencing in July 1996 at the current monthly market lease rate of $50,000 per aircraft, which is approximately 65% of the prior lease rate.


Partnership Operations

The Partnership recorded net income of $1,155,134, or $1.66 per limited partnership unit, for the three months ended June 30, 1996, compared to net income of $1,153,993, or $1.66 per unit, for the same period in 1995. The Partnership recorded net income of $2,075,753, or $2.86 per limited partnership unit, for the six months ended June 30, 1996, compared to net income of $2,100,967, or $2.91 per unit, for the same period in 1995.

Operating results during the three and six months ended June 30, 1996, were comparable to those of the same periods in 1995. Year to date 1996 operating results reflect a provision for credit losses recorded for certain rent and interest receivables from Viscount combined with legal expenses incurred during the first two quarters of 1996 related to the Viscount default and Chapter 11 bankruptcy filing, which were offset by decreased depreciation expense in 1996.

The Partnership has recorded an allowance for credit losses during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount during the first quarter of 1996 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The aggregate allowance for credit losses of $307,127 for these obligations is reflected in the provision for credit losses in the Partnership's statement of income for the six months ended June 30, 1996. In addition, the Partnership recognized legal costs of approximately $179,000 related to the Viscount default and its Chapter 11 bankruptcy filing. These legal costs are reflected as operating expense in the Partnership's statement of income for the six months ended June 30, 1996.

As discussed in the Partnership's 1995 Annual Report to the Securities and Exchange Commission on Form 10-K (Form 10-K), the Partnership recorded depreciation and residual value adjustments to certain of the Partnership's aircraft in 1995. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. For any downward adjustment to the estimated aircraft residual values, future depreciation expense over the projected remaining life of the aircraft is increased. The Partnership's operating results during the three and six months ended June 30, 1996 were impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1995 and the downward adjustments to the estimated residual values recorded in 1995, as discussed in the Form 10-K.


Liquidity and Cash Distributions

Liquidity - As discussed above, in January 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code. As of June 30, 1996, Viscount's defaults with the Partnership aggregated approximately $1.6 million. Viscount's failure to perform on its financial obligations with the Partnership has an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership may incur maintenance, remarketing, transition and additional legal costs related to the Partnership's aircraft. A further discussion of the Viscount situation is included in the Legal Proceedings section (Part II, Item 1).

The Viscount leases stipulate that the Partnership may be required to finance aircraft hushkits at an estimated aggregate cost of approximately $2.2 million, which would be recovered with interest through payments from Viscount over an extended lease term.

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

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses, recognized as revenue, or reimbursed to the lessee. The net maintenance reserve balances aggregate $4,774,394 as of June 30, 1996.

The Partnership is retaining cash reserves to finance a portion of the costs that may be incurred under the leases with Continental and ATA, to cover the additional costs that the Partnership will incur relating to the Viscount default and bankruptcy, and to cover other cash requirements, including the potential costs of remarketing the Partnership aircraft.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1996 and 1995 were $3,124,775, or $6.25 per limited partnership unit for both periods. Cash distributions to limited partners during the six months ended June 30, 1996 and 1995 were $6,249,550, or $12.50 per limited partnership unit for both periods. The timing and amount of future cash distributions to partners are not yet known and will depend on the Partnership's future cash requirements, including the costs that may be incurred relating to the Viscount default and bankruptcy; the receipt from Continental of payments for the sale of the five Boeing 727-200 aircraft and modification financing payments; the receipt of rental payments from Continental, ATA, GB Airways and TBG Airways; and the receipt of current and delinquent rental and loan payments from Viscount.

                           Part II. Other Information
                           --------------------------


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - On April 15, 1996, GE Capital Aviation Services, Inc., as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), the key terms of which as they affect the Partnership were disclosed in the Partnership's Form 10-Q for the period ended March 31, 1996. On May 14, 1996, the Bankruptcy Court entered its Order Granting Debtor's Motion: (1) To Approve and Authorize Compromise and Settlement; (2) To Approve Section 1110 Stipulation; (3) To Authorize Post-Petition Financing; and (4) To Approve Rejection of an Aircraft Lease (Compromise Order), approving the Compromise and Stipulation. The Compromise and Stipulation obligates Viscount to make payments for rents and maintenance reserves under each of the Partnership's aircraft leases with Viscount. Since the approval of the Compromise and Stipulation, Viscount on a number of occasions has defaulted in the timely performance of its weekly monetary obligations, but has always cured such defaults within the specified grace period.

On July 1, 1996, Viscount filed its bankruptcy disclosure statement and proposed plan of reorganization, which sets forth Viscount's proposed treatment for restructuring and satisfying the claims of all of its creditors. The plan of reorganization contemplates a capital investment of between $2.5 million and $9 million from an outside source. A hearing date of August 29, 1996 has been set to consider the sufficiency of disclosure contained in the disclosure statement; however, counsel for Viscount has indicated that Viscount likely will amend the disclosure statement and plan prior to any such hearing. The Partnership is presently evaluating the disclosure statement and plan and has had preliminary discussions with Viscount concerning the Partnership's claims, including a possible return of aircraft.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

Bishop v. Kidder Peabody & Co., Incorporated et al. - On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion.

Weisl et al. v. Polaris Holding Company et al. - On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiffs' claims.

In re Prudential Securities Inc. Limited Partnerships Litigation - On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d) RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The case has been set for trial on November 11, 1996.



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

                                  POLARIS AIRCRAFT INCOME FUND IV,
                                  A California Limited Partnership
                                  (Registrant)
                                  By:  Polaris Investment
                                       Management Corporation,
                                       General Partner




         August 8, 1996                By:   /S/Marc A. Meiches
- --------------------------------             --------------------------------
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