Form 10-Q
period 1996-09-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1996-11-14
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------

                                    FORM 10-Q

                             ----------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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








                       This document consists of 16 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1996




                                      INDEX


Part I.    Financial Information                                         Page


        Item 1.   Financial Statements

           a)  Balance Sheets - September 30, 1996 and
               December 31, 1995............................................3

           b)  Statements of Operations - Three and Nine Months
               Ended September 30, 1996 and 1995............................4

           c)  Statements of Changes in Partners' Capital
               (Deficit) - Year Ended December 31, 1995
               and Nine Months Ended September 30, 1996.....................5

           d)  Statements of Cash Flows - Nine Months
               Ended September 30, 1996 and 1995............................6

           e)  Notes to Financial Statements................................7

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............12


Part II.   Other Information

        Item 1.   Legal Proceedings........................................14

        Item 5.   Other Information........................................15

        Item 6.   Exhibits and Reports on Form 8-K.........................15

        Signature .........................................................16

                          Part I. Financial Information
                          -----------------------------
Item 1. Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1996           1995
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $ 24,996,601   $ 23,456,031

RENT AND OTHER RECEIVABLES, net of
   allowance for credit losses of $0 in 1996 and
   $710,809 in 1995                                    1,213,238      1,513,176

NOTES RECEIVABLE, net of allowance for credit
   losses of $331,979 in 1996 and $1,466,456 in 1995        --        3,010,224

AIRCRAFT, net of accumulated depreciation of
   $65,540,658 in 1996 and $59,542,596 in 1995        53,136,786     59,134,848

OTHER ASSETS, net of accumulated amortization
   of $2,182,497 in 1996 and $2,149,685 in 1995           27,753         60,565
                                                    ------------   ------------

                                                    $ 79,374,378   $ 87,174,844
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    156,101   $    145,908

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                           289,426        107,574

LESSEE SECURITY DEPOSITS                               1,111,690      1,124,458

MAINTENANCE RESERVES                                   5,585,278      5,011,217

DEFERRED RENTAL INCOME                                      --          382,500
                                                    ------------   ------------

       Total Liabilities                               7,142,495      6,771,657
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (3,733,710)    (3,651,904)
   Limited Partners, 499,964 units
     issued and outstanding                           75,965,593     84,055,091
                                                    ------------   ------------

       Total Partners' Capital                        72,231,883     80,403,187
                                                    ------------   ------------

                                                    $ 79,374,378   $ 87,174,844
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                          POLARIS AIRCRAFT INCOME FUND IV,
                          A California Limited Partnership

                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                        Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                           -------------            -------------

                                        1996         1995         1996         1995
                                        ----         ----         ----         ----
REVENUES:
  Rent from operating leases        $ 2,361,349  $ 2,963,924  $ 8,664,507  $ 9,260,336
  Interest                              324,128      457,573    1,077,051    1,500,640
  Other                                  15,386         --         15,386         --
                                    -----------  -----------  -----------  -----------

         Total Revenues               2,700,863    3,421,497    9,756,944   10,760,976
                                    -----------  -----------  -----------  -----------

EXPENSES:
  Depreciation and amortization       1,986,210    1,841,748    6,030,874    6,581,985
  Management fees to general partner    118,067      148,196      418,225      463,017
  Provision for credit losses           281,902         --        589,029         --
  Operating                              71,674        4,640      252,222       51,574
  Administration and other               74,150       70,319      221,981      206,839
                                    -----------  -----------  -----------  -----------

         Total Expenses               2,532,003    2,064,903    7,512,331    7,303,415
                                    -----------  -----------  -----------  -----------

NET INCOME                          $   168,860  $ 1,356,594  $ 2,244,613  $ 3,457,561
                                    ===========  ===========  ===========  ===========

NET INCOME ALLOCATED
  TO THE GENERAL PARTNER            $   314,136  $   326,012  $   959,786  $   971,914
                                    ===========  ===========  ===========  ===========

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS               $  (145,276) $ 1,030,582  $ 1,284,827  $ 2,485,647
                                    ===========  ===========  ===========  ===========

NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT          $     (0.29) $      2.06  $      2.57  $      4.97
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

                                         4

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1995 and
                                       Nine Months Ended September 30, 1996
                                       ------------------------------------

                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----

Balance, December 31, 1994         $ (3,543,265)   $ 94,797,766    $ 91,254,501

  Net income                          1,280,150       1,756,425       3,036,575

  Cash distributions to partners     (1,388,789)    (12,499,100)    (13,887,889)
                                   ------------    ------------    ------------

Balance, December 31, 1995           (3,651,904)     84,055,091      80,403,187

  Net income                            959,786       1,284,827       2,244,613

  Cash distributions to partners     (1,041,592)     (9,374,325)    (10,415,917)
                                   ------------    ------------    ------------

Balance, September 30, 1996        $ (3,733,710)   $ 75,965,593    $ 72,231,883
                                   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                          POLARIS AIRCRAFT INCOME FUND IV,
                          A California Limited Partnership

                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                            Nine Months Ended September 30,
                                                            -------------------------------

                                                                  1996          1995
                                                                  ----          ----
OPERATING ACTIVITIES:
     Net income                                              $  2,244,613  $  3,457,561
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                            6,030,874     6,581,985
       Net provision for credit losses                           (440,689)         --
       Changes in operating assets and liabilities:
         Decrease (increase) in rent and other receivables      1,010,747      (287,697)
         Increase in payable to affiliates                         10,193         2,540
         Increase in accounts payable and accrued liabilities     181,852        14,224
         Increase (decrease) in lessee security deposits          (12,768)       39,122
         Increase in maintenance reserves                         574,061     2,526,575
         Decrease in deferred income                             (382,500)     (110,000)
                                                             ------------  ------------

           Net cash provided by operating activities            9,216,383    12,224,310
                                                             ------------  ------------

INVESTING ACTIVITIES:
     Principal payments on notes receivable                     2,740,104     2,127,923
                                                             ------------  ------------

           Net cash provided by investing activities            2,740,104     2,127,923
                                                             ------------  ------------

FINANCING ACTIVITIES:
     Cash distributions to partners                           (10,415,917)  (10,415,917)
                                                             ------------  ------------

           Net cash used in financing activities              (10,415,917)  (10,415,917)
                                                             ------------  ------------

CHANGES IN CASH AND CASH
     EQUIVALENTS                                                1,540,570     3,936,316

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                       23,456,031    18,152,875
                                                             ------------  ------------

CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                           $ 24,996,601  $ 22,089,191
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

Financial Accounting Pronouncements - SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Partnership to disclose the fair value of financial instruments. Cash and cash equivalents is stated at cost, which approximates fair value. The fair value of the Partnership's notes receivable is estimated by discounting future estimated cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As discussed in Note 3, the carrying value of the notes receivable from Continental Airlines, Inc. (Continental) for deferred rents is zero due to a recorded allowance for credit losses equal to the balance of the notes. As of September 30, 1996, the aggregate fair value of the Continental deferred rent notes receivable was estimated to be approximately $0.3 million.

The Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership estimates that this pronouncement will not have a material impact on the Partnership's financial position or results of operations unless events or circumstances change that would cause projected net cash flows to be adjusted. No impairment loss was recognized by the Partnership during the first three quarters of 1996.


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


3.      Lease to Continental

As discussed in the Form 10-K, the leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement with Continental included an extended deferral of the dates when Continental would remit its rental payments for the period from December 3, 1990 through September 30, 1991 and for a period of three months, beginning in November 1992, aggregating $8,385,000 (the Deferred Amount). The Partnership recorded a note receivable and an allowance for credit losses equal to the total of the deferred rents and prior accrued interest, the net of which is reflected in the accompanying balance sheets. The note receivable and corresponding allowance for credit losses are reduced by the principal portion of payments received. In addition, the Partnership recognizes rental revenue and interest revenue in the period the deferred rental payments are received.

The allowances for credit losses on the principal and interest portions due were $331,979 and $1,466,456 as of September 30, 1996 and December 31, 1995,
respectively. The unrecognized Deferred Amounts as of September 30, 1996 and December 31, 1995 were $328,399 and $1,434,402, respectively. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During the nine months ended September 30, 1996 and 1995, the Partnership received supplemental payments of $1,195,353 and $1,537,924, of which $1,106,004 and $1,229,333 was recognized as
rental  revenue  in  the  nine  months  ended   September  30,  1996  and  1995,
respectively.

The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were originally scheduled to expire in June 1996. Continental exercised their right to extend the leases for the five aircraft for a one-year term through June 1997 at the current market lease rate, which is approximately 65% of the prior lease rate.

4.     Sale of Aircraft to Continental

In May 1994, the Partnership sold five Boeing 727-200 aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership recorded a note receivable for the sales price and agreed to accept payment in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. The note receivable balance at December 31, 1995 was $1,664,763. The Partnership has received all scheduled payments due under the note which was paid in full by Continental during the third quarter of 1996.


5.     Viscount Air Services, Inc. (Viscount) Default and Bankruptcy Filing

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Tucson, Arizona. In April 1996, GE Capital Aviation Services, Inc. (GECAS), on behalf of the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount (the Leases), Viscount, certain guarantors of Viscount's indebtedness and others executed in April 1996 a Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation), which was subsequently approved by the Bankruptcy Court. The Compromise and Stipulation provided that in the event that Viscount failed to promptly and timely perform its monetary obligations under the Leases and the Compromise and Stipulation, without further order of the Bankruptcy Court, GECAS would be entitled to immediate possession of the aircraft for which Viscount failed to perform and Viscount would deliver such aircraft and all records related thereto to GECAS.

GECAS agreed to a rescheduling of Viscount's September 1996 rent obligations to allow Viscount to make a 25% payment on September 3, 1996, with any defaults to be cured on or before September 6, 1996. The remainder of the rents and all maintenance reserve obligations were to be paid on September 10, 1996, with any defaults to be cured on or before September 13, 1996. Viscount agreed to the proposed cure dates and waived any requirement for a notice of default to be sent. Viscount failed to make the rent and maintenance reserve payments on September 10, 1996 and asserted that it was entitled to various credits and offsets with respect to such obligations. GECAS disputed Viscount's assertions and notified Viscount that it was in default under the Leases and the Compromise and Stipulation. On September 18, 1996, GECAS (on behalf of the Partnership, Polaris Holding Company, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II and Polaris Aircraft Investors XVIII) (collectively, the Polaris Entities) and Viscount entered into a Stipulation and Agreement (the Stipulation and Agreement) by which Viscount agreed to voluntarily return all of the Polaris Entities' aircraft and engines, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Polaris Entities would waive their pre- and post-petition claims against Viscount for amounts due and unpaid.

The Stipulation and Agreement provides that upon the return and surrender of possession of the Partnership's two aircraft, Viscount's rights and interests therein shall terminate. As of September 13, 1996, Viscount had surrendered possession of one of the Partnership's aircraft. Viscount returned the Partnership's remaining aircraft on October 1, 1996, as discussed in Note 7. GECAS, on behalf of the Polaris Entities, is evaluating the spare parts inventory to which Viscount relinquished possession in order to determine its condition and value, the portion allocable to the Partnership, and the Partnership's alternatives for the use and/or disposition of such parts. A significant portion of the spare parts inventory is currently in the possession of third party maintenance and repair facilities with whom GECAS anticipates that it will need to negotiate for the repair and/or return of these parts.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court approved the Stipulation and Agreement on October 23, 1996 as discussed in Note 7.

As discussed in the Partnership's June 30, 1996 Form 10-Q, the Partnership recorded allowances for credit losses of approximately $1.0 million for the aggregate unsecured receivables from Viscount. The line of credit, which was advanced to Viscount in 1994, was, in accordance with the Compromise and Stipulation, secured by certain of Viscount's trade receivables and spare parts. The Stipulation and Agreement releases the Partnership's claim against Viscount's trade receivables. As a result, the Partnership recorded an additional allowance for credit losses of approximately $282,000 during the third quarter of 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

The Partnership has evaluated the returned aircraft for potential re-lease or sale and estimated that very substantial maintenance and refurbishment costs aggregating approximately $2.15 million would be required if the Partnership decided to re-lease rather than sell these aircraft. Alternatively, if Partnership decided to sell rather than re-lease these aircraft, such sale would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. As a result of this evaluation, the Partnership estimates it is likely that a sale of these aircraft on an "as is, where is" basis would maximize the economic return on the aircraft to the Partnership.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $250,000, which are reflected in operating expense in the Partnership's statement of operations for the nine months ended September 30, 1996.


6.     Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                         Payments for the
                                        Three Months Ended       Payable at
                                        September 30, 1996    September 30, 1996
                                        ------------------    ------------------

Aircraft Management Fees                      $433,550            $ 59,400
Out-of-Pocket Administrative Expense
    Reimbursement                              263,793              96,701
Out-of-Pocket Operating and
    Remarketing Expense Reimbursement            2,649                --
                                              --------            --------

                                              $699,992            $156,101
                                              ========            ========

7.      Subsequent Event

Viscount Stipulation and Agreement - As discussed in Note 5, Viscount returned one of the Partnership's aircraft on October 1, 1996 pursuant to the Stipulation and Agreement. On October 23, 1996, the Bankruptcy Court approved the Stipulation and Agreement. The Partnership is currently remarketing the two aircraft returned by Viscount for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Polaris Aircraft Income Fund IV (the Partnership) owns a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft formerly leased to Viscount Air Services, Inc. (Viscount) which Viscount returned or surrendered possession of in September and October 1996. Out of an original portfolio of 33 aircraft, one Boeing 727-100 was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold in 1993, and five Boeing 727-200 aircraft were sold in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Remarketing Update

Continental Lease Extension - The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were originally scheduled to expire in June 1996. Continental exercised their right to extend the leases for the five aircraft for a one-year term through June 1997 at the current market lease rate, which is approximately 65% of the prior lease rate.

IAG Lease Extension - The lease of two Boeing 737-200 Advanced aircraft to IAG were scheduled to expire in October 1996. IAG exercised their option, as specified in the lease, to extend the lease for a period of one year through October 1997 at approximately 97% of the prior average lease rate.


Partnership Operations

The Partnership recorded net income of $168,860, or an allocated net loss of $0.29 per limited partnership unit, for the three months ended September 30, 1996, compared to net income of $1,356,594, or $2.06 per unit, for the same period in 1995. The Partnership recorded net income of $2,244,613, or $2.57 per limited partnership unit, for the nine months ended September 30, 1996, compared to net income of $3,457,561, or $4.97 per unit, for the same period in 1995.

The decline in operating results during 1996, as compared to 1995, is primarily the result of decreased rental and interest revenues during 1996. As discussed above, Continental exercised their right to extend the leases for the five McDonnell Douglas DC-9-30 aircraft for a one-year term commencing in July 1996 at approximately 65% of the prior lease rate. As discussed in Note 5 to the financial statements, the Partnership recognized as revenue only a portion of the rental amounts due from Viscount during September 1996. No additional rental revenue is expected to be recognized for these two aircraft as the Partnership is currently remarketing these former Viscount aircraft for sale.

Interest revenue also decreased during the three and nine months ended September 30, 1996, as compared to the same periods in 1995. The lower 1996 interest is primarily the result of lower interest recognized on the Continental deferred rents as the note receivable balance is amortized.

Further affecting the decline in operating results in 1996 as compared to 1995, year to date 1996 operating results reflect provisions for credit losses aggregating $589,029 recorded for certain rent and interest receivables from Viscount during 1996, as discussed in Note 5 to the financial statements. In addition, the Partnership recognized legal expenses aggregating $250,000 incurred during the first three quarters of 1996 related to the Viscount default and Chapter 11 bankruptcy filing.


Liquidity and Cash Distributions

Liquidity - As discussed in Note 5 to the financial  statements  and in Part II,
Item 1, the Viscount Stipulation and Agreement specifies, among other things, that the Partnership waive its pre- and post-petition claims against Viscount for amounts due and unpaid. As a result, the Partnership recorded an additional allowance for credit losses of approximately $282,000 during the third quarter of 1996, representing Viscount's outstanding balance of the line of credit and accrued interest. In addition, the Partnership currently considers all receivables from Viscount to be uncollectible and has written-off, during the third quarter of 1996, all notes, rents and interest receivable balances from Viscount.

As described in Note 3 to the financial statements, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. The balance of the costs that the Partnership may be obligated to pay or finance is approximately $2.3 million.

The ATA lease specifies that the Partnership may finance up to two aircraft hushkits at an aggregate cost of approximately $5.2 million, a portion of which would be partially recovered with interest through payments from ATA over an extended lease term.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses, recognized as revenue, or reimbursed to the lessee. The net maintenance reserve balances aggregate $5,585,278 as of September 30, 1996.

The Partnership is retaining cash reserves to finance a portion of the costs that may be incurred under the leases with Continental and ATA, to cover the additional costs that the Partnership will incur relating to the re-marketing of the former Viscount aircraft, and to cover other cash requirements.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1996 and 1995 were $3,124,775, or $6.25 per limited partnership unit for both periods. Cash distributions to limited partners during the nine months ended September 30, 1996 and 1995 were $9,374,325, or $18.75 per limited partnership unit for both periods. The timing and amount of future cash distributions to partners are not yet known and will depend on the Partnership's future cash requirements, including the costs that may be incurred relating to the former Viscount aircraft; the receipt from Continental of modification financing payments; and the receipt of rental payments from Continental, ATA, IAG and TBG Airways.

                           Part II. Other Information
                           --------------------------


Item 1.     Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1995 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1996 and June 30, 1996, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported, GE Capital Aviation Service (GECAS), on behalf of the Partnership and other entities, and Viscount and its affiliates, executed an agreement (Compromise and Stipulation) regarding, among other things, resumption of payments under the leases. The Compromise and Stipulation, which was subsequently approved by the Bankruptcy Court, also provided that if Viscount failed to meet its monetary obligations, the Partnership would be entitled to immediate possession of the aircraft for which Viscount failed to perform, and Viscount would deliver to GECAS all records related thereto, without further order of the Bankruptcy Court.

GECAS agreed to a rescheduling of Viscount's September rent obligations, but Viscount was ultimately unable to meet its cure obligations on or before the agreed-upon cure date of September 13, 1996. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return the Partnership's aircraft, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid. The aircraft were returned to the Partnership on September 18, 1996 and October 1, 1996, and the Partnership is currently remarketing the aircraft for sale or re-lease.

Other Proceedings - Item 10 in Part III of the Partnership's  1995 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10 of the Partnership's 1995 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments during the period covered by this report with respect to any of the actions described in Item 10 in Part III of the Partnership's 1995 Form 10-K and Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1996 and June 30, 1996.

Wilson et al. v. Polaris Holding Company et al. - On October 1, 1996, a complaint was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants time to answer or otherwise respond to the complaint is November 18, 1996.

B&L Industries, Inc. et al. v. Polaris Holding Company et al. - On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on January 16, 1997.

In re Prudential Securities Inc. Limited Partnerships Litigation - The trial, which was scheduled for November 11, 1996, has not proceeded and no new trial date has been set.



Item 5.     Other Information

James W. Linnan resigned as Director and President of Polaris Investment Management Corporation effective December 31, 1996. Mr. Linnan's replacement has not presently been named. Mr. Linnan will continue to serve in those capacities through the effective date of his resignation.



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




        November 12, 1996                By:  /S/Marc A. Meiches
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