Form 10-K
period 1996-12-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1997-03-31
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-K

                           ---------------------------


          _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

                                       OR

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                        For the transition period from ___ to ___

                          Commission File No. 33-15551

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                 94-3039169
      -------------------------------              ----------------------
      (State or other jurisdiction of              (IRS Employer I.D. No.)
      incorporation or organization)

      201 Mission Street, 27th Floor, San Francisco, California      94105
      ---------------------------------------------------------    ---------
               (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (415) 284-7400

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
   Depository Units Representing Assignments of Limited Partnership Interests

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    Documents incorporated by reference: None

                       This document consists of 51 pages.

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

A brief  description  of the aircraft  owned by the  Partnership is set forth in
Item 2. The following table describes certain material terms of the Partnership's leases to American Trans Air, Inc. (ATA), Continental Airlines, Inc. (Continental), Independent Aviation Group Limited (IAG) and TBG Airways Limited (TBG Airways).

                                                  Scheduled
                                       Number of    Lease
Lessee           Aircraft Type         Aircraft   Expiration         Renewal Options (5)
------           -------------         --------   ----------         -------------------
ATA           Boeing 727-200 Advanced      1         2/00 (1)    up to three one-year periods
              Boeing 727-200 Advanced      1         3/00 (1)    up to three one-year periods

Continental   McDonnell Douglas DC-9-30    5         6/97 (2)    up to four one-year periods

IAG           Boeing 737-200 Advanced      2        10/97 (3)    none

TBG Airways   Boeing 737-200 Advanced      2        10/98 (4)    none

(1) These aircraft were formerly leased to USAir, Inc. (USAir) through December 1992. The lease rate is approximately 45% of the prior lease rate. The lease included an eleven month rent suspension period, beginning on the delivery dates in February and March 1993. Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $415,000 and may be required to finance up to two aircraft hushkits at an estimated aggregate cost of approximately $5.2 million, which will be partially recovered with interest through payments from ATA over an extended lease term. In addition, the Partnership loaned $1,164,800 to ATA in 1993, which has been paid in full, to finance the purchase by ATA of two spare engines. As part of the lease transaction, ATA transferred unencumbered title to two of its Boeing 727-100 aircraft to the Partnership in 1993. Both of these aircraft were sold in 1994 as discussed in Item 7.

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

         Continental renewed the leases for the five aircraft for a one-year term commencing in July 1996 at approximately 51% of the original lease rate. Continental has notified the Partnership of its intent to return the aircraft in June 1997.

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

         In February 1994, the Partnership leased the aircraft to IAG. Lease payments for an interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is fixed at 50% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 57% of the original rate received from Britannia. In 1996, IAG exercised the option to extend the lease for one year until October 1997 at the initial fixed rate. The lease stipulates that the Partnership share in the cost of meeting certain Airworthiness Directives (ADs), not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time.

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

(5) The rental rate during the renewal term remains the same as the current rate unless otherwise noted.

The Partnership sold both of the Boeing 727-100 aircraft that were transferred to the Partnership by ATA in 1994, as discussed above. In addition, the Partnership sold fourteen Boeing 727-100 Freighter aircraft to Emery Aircraft Leasing Corporation (Emery) in 1993.

Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, which, when installed on the aircraft, bring Stage 2 aircraft into compliance with Federal Aviation Administration
(FAA) Stage 3 noise  restrictions as discussed in the Industry Update section of
Item 7. Older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period. In 1996, several airline accidents have also impacted the market for older Stage 2 aircraft. The Partnership has been forced to adjust its estimates of the residual values realizable from its aircraft, which resulted in an increase in depreciation expense, as discussed in Items 7 and 8. A discussion of the current market condition for the type of aircraft owned by the Partnership follows:

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

McDonnell Douglas DC-9-30 - The McDonnell Douglas DC-9-30 is a short- to medium-range twin-engine jet that was introduced in 1967. Providing reliable, inexpensive lift, these aircraft fill thin niche markets, mostly in the United States. Hushkits are available to bring these aircraft into compliance with Stage 3 noise restrictions at a cost of approximately $1.6 million per aircraft. Hushkits may not be cost effective on all aircraft due to the age of some of the aircraft and the time required to fully amortize the additional investment. Certain ADs applicable to the McDonnell Douglas DC-9 have been issued to prevent fatigue cracks and control corrosion as discussed in Item 7.

The general partner believes that, in addition to the factors cited above, the deteriorated market for the Partnership's aircraft reflects the airline industry's reaction to the significant expenditures potentially necessary to bring these aircraft into compliance with certain ADs issued by the FAA relating to aging aircraft, corrosion prevention and control, and structural inspection and modification as discussed in the Industry Update section of Item 7.

Item 2.       Properties

At December 31, 1996, PAIF-IV owned five McDonnell Douglas DC-9-30 leased to Continental, two Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 737-200 Advanced aircraft leased to IAG, two Boeing 737-200 Advanced aircraft leased to TBG Airways and two Boeing 737-200 aircraft formerly leased to Viscount who returned the aircraft in September and October 1996. One Boeing 727-100 Freighter, formerly leased to Emery, was declared a casualty loss due to an accident in 1991. Fourteen Boeing 727-100 Freighter aircraft were sold to Emery in 1993, five Boeing 727-200 aircraft were sold to Continental in 1994, and two Boeing 727-100 aircraft, that were transferred to the Partnership by ATA, were sold during 1994. The Partnership's entire fleet consists of Stage 2 aircraft.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

                                                 Year of          Cycles
Aircraft Type                  Serial Number   Manufacture   As of 10/31/96 (1)
-------------                  -------------   -----------   ------------------
Boeing 727-200 Advanced            22001          1980            26,225
Boeing 727-200 Advanced            22983          1982            22,747
Boeing 737-200                     19711          1969            41,226
Boeing 737-200                     20236          1969            42,111
Boeing 737-200 Advanced            20807          1974            33,230
Boeing 737-200 Advanced            21335          1977            28,956
Boeing 737-200 Advanced            21336          1977            28,487
Boeing 737-200 Advanced            21694          1978            26,865
McDonnell Douglas DC-9-30          45791          1968            65,783
McDonnell Douglas DC-9-30          47111          1967            68,339
McDonnell Douglas DC-9-30          47112          1967            68,711
McDonnell Douglas DC-9-30          47521          1971            55,153
McDonnell Douglas DC-9-30          47524          1971            54,755


(1)        Cycle information as of 12/31/96 was not available.



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

Viscount Air Services, Inc. (Viscount) Bankruptcy - As previously reported in the Partnership's 1995 Form 10-K, on January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the Federal Bankruptcy Code in the United

States Bankruptcy Court for the District of Arizona. On April 12, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation). Among other things, the Compromise and Stipulation, which was subsequently approved by the Bankruptcy Court, provided that if Viscount failed to meet its monetary obligations, the Partnership would be entitled to immediate possession of the aircraft for which Viscount failed to perform, and Viscount would deliver to GECAS all records related thereto, without further order of the Bankruptcy Court.

Viscount defaulted on and was unable to cure its September rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return the Partnership's aircraft, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid. The aircraft were returned to the Partnership in September and October 1996.

The Stipulation and Agreement also provides that the Partnership, certain other Polaris entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996. As a result of the Stipulation and Agreement, all disputes between the Partnership and Viscount have been resolved and there is no further pending litigation with Viscount. Viscount has ceased operations and is currently considered to be administratively insolvent, meaning that it does not have sufficient funds to fully pay costs and expenses incurred after the commencement of the bankruptcy case, which costs and expenses have priority over general unsecured claims.

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

Certain defendants, including Polaris Investment Management Corporation and the Partnership, filed a general denial on June 29, 1994 and a motion for summary judgment on June 17, 1994 on the basis that the statute of limitations has expired. On June 29, 1994 and July 14, 1994, respectively, plaintiffs filed their first amended original petition and second amended original petition, both of which added plaintiffs. On July 18, 1994, plaintiffs filed their response and opposition to defendants' motion for partial summary judgment and also moved for a continuance on the motion for partial summary judgment. On August 11, 1994, after plaintiffs again amended their petition to add numerous plaintiffs, the defendants withdrew their summary judgment motion and motion to stay discovery, without prejudice to refiling these motions at a later date. On January 9, 1997, the trial court issued a scheduling order setting a July 21, 1997 trial date.

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

Prudential Securities, Inc. reached a settlement with the plaintiffs. The trial of the claims of one plaintiff, Robert W. Wilson, against Polaris Aircraft Income Funds I-VI, Polaris Investment Management Corporation and various affiliates of Polaris Investment Management Corporation, including General Electric Capital Corporation, was commenced on July 10, 1995. On July 26, 1995, the jury returned a verdict in favor of the defendants on all counts. Subsequent to this verdict, all of the defendants (with the exception of Prudential Securities, Inc., which had previously settled) entered into a settlement with the plaintiffs. On February 26, 1997, the court issued an order notifying the remaining plaintiffs, who did not accept the settlement with the non-Prudential defendants, that the action would be dismissed on April 21, 1997 for want of prosecution unless the plaintiffs showed cause why the action should not be dismissed.

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

Other Proceedings - Part III, Item 10 discusses certain other actions which have been filed against the general partner in connection with certain public offerings, including that of the Partnership. With the exception of Novak, et al
v. Polaris Holding Company, et al, (which has been dismissed, as discussed in Item 10) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions.



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


b)      Number of Security Holders:

                                                        Number of Record Holders
                   Title of Class                       as of December 31, 1996
        ------------------------------------            -----------------------

         Depository Units Representing Assignments              16,733
         of Limited Partnership Interests:

         General Partnership Interest:                             1


c)       Dividends:

         The Partnership distributed cash to Unit Holders on a quarterly basis beginning December 1987. Cash distributions to Unit Holders during 1996 and 1995 totaled $12,499,100 per year, for both years. Cash distributions per limited partnership unit were $25.00 per year in both 1996 and 1995.

Item 6.           Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                 1996          1995          1994           1993         1992
                                 ----          ----          ----           ----         ----
Revenues                    $ 12,216,480   $14,356,346  $  7,912,192   $ 22,349,368  $ 32,661,004

Net Income (Loss)            (18,445,792)    3,036,575    (8,058,577)     4,226,843    13,817,873

Net Income (Loss)
  allocated to Limited
  Partners                   (19,511,119)    1,756,425    (9,352,755)     2,309,897    11,430,081

Net Income (Loss) per
  Limited Partnership Unit        (39.03)         3.51        (18.71)          4.62         22.86

Cash Distributions per
  Limited Partnership
  Unit                             25.00         25.00         27.50          82.50         45.00

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit*                25.00         25.00         27.50          77.88         22.14

Total Assets                  55,142,487    87,174,844    94,791,340    115,637,336   157,429,093

Partners' Capital             48,069,506    80,403,187    91,254,501    114,589,756   156,192,946


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


At December 31, 1996, Polaris Aircraft Income Fund IV (the Partnership) owned a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft formerly leased to Viscount Air Services, Inc. (Viscount) who returned the aircraft in September and October 1996. Out of an original portfolio of 33 aircraft, one Boeing 727-100 Freighter, formerly leased to Emery Aircraft Leasing Corporation (Emery), was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold to Emery in 1993, and five Boeing 727-200 aircraft were sold to Continental in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727- 100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Remarketing Update

Continental Lease Extension - The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were originally scheduled to expire in June 1996. Continental exercised their right to extend the leases for the five aircraft for a one-year term through June 1997 at the current market lease rate, which is approximately 51% of the prior lease rate.

IAG Lease Extension - The lease of two Boeing 737-200 Advanced aircraft to IAG were scheduled to expire in October 1996. IAG exercised their option, as specified in the lease, to extend the lease for a period of one year through October 1997 at approximately 97% of the prior average lease rate.

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") and certain of its notes receivable by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $29,748,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $3,351,410 of the Purchase Price in cash at the closing and the balance of $26,396,590 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (I) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (I) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $2,598,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $70,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

Partnership Operations

The Partnership recorded a net loss of $18,445,792, or $39.03 per limited partnership unit for the year ended December 31, 1996, compared to net income of $3,036,575, or $3.51 per limited partnership unit in 1995 and a net loss of $8,058,577, or $18.71 per limited partnership unit in 1994. The net loss for 1994 resulted primarily from the loss of $6,707,562 recorded on the sale of five Boeing 727-200 aircraft to Continental combined with a significant reduction in rental revenue, increased operating expenses and adjustments to depreciation expense. The improvement in operating results in 1995 as compared to 1994 was primarily the result of a significant decrease in operating expense and depreciation expense in 1995, partially offset by a provision for credit losses recorded in 1995 for certain rent and loan receivables from Viscount. The net loss in 1996 resulted primarily from adjustments to depreciation expense and a decrease in rental revenue.

Rental revenues, net of related management fees, decreased significantly from 1995 to 1996. The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were extended in July 1996 at a lease rate approximately 51% of the original rate. Two Boeing 737-200 aircraft on lease with Viscount were returned in September and October 1996.

In 1994, the leases of five Boeing 727-200 aircraft to Continental expired in April 1994 and the aircraft were subsequently sold to Continental in May 1994 for an aggregate sale price of $5,032,865. The Partnership recorded a note receivable for the sale price and recognized a loss on sale of $6,707,562 in 1994. Partially offsetting the loss on sale in 1994 was a gain of $425,000 recognized on the sale of one Boeing 727-100 aircraft to Total Aerospace and a net gain of $245,938 recognized on the sale of one Boeing 727-100 aircraft to Sunrise Partners.

Interest revenue also decreased in 1996, as compared to 1995. The lower 1996 interest is primarily the result of reduced interest recognized on the Continental deferred rents as the note receivable balance is fully amortized.

Further impacting the decline in operating results in 1994 were significantly increased operating expenses as compared to the previous and subsequent years. The 1994 operating results include maintenance and remarketing costs, aggregating approximately $3.04 million, necessary to remarket the two Boeing 737-200 aircraft and four Boeing 737-200 Advanced aircraft, formerly on lease to Britannia, IAG, TBG Airways and Viscount. Approximately $285,000 of these costs were capitalized during 1994. Operating expenses recognized during 1996 and 1995 were minimal in comparison.

As discussed in the Industry Update section, if the projected net income for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $21.0 million, $1.2 million and $2.6 million of these deficiencies as increased depreciation expense in 1996, 1995 and 1994, respectively. The deficiencies in 1994 and 1995 were generally the result of declining estimates in residual values of the aircraft. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 9, the Partnership accepted an offer to purchase all of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. The Partnership's earnings have been impacted by the net effect of the adjustments to the aircraft carrying values recorded in 1996, 1995 and 1994 and the downward adjustments to the estimated residual values recorded in 1995 and 1994 as discussed later in the Industry Update section.

During 1996 and 1995, the Partnership recorded allowances for credit losses of $589,029 and $710,809, respectively for outstanding receivables from Viscount. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts, if any, will be recorded as revenue when received.


Liquidity and Cash Distributions

Liquidity - During 1996, the Partnership wrote off certain unsecured receivable balances from Viscount aggregating approximately $1.3 million. Viscount's failure to perform on its financial obligations with the Partnership has had an adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred substantial legal costs and may incur maintenance, remarketing and transition costs related to the Partnership's aircraft.

As described in Note 5 to the financial statements, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. The balance of the costs that the Partnership is currently obligated to pay or finance is approximately $2.3 million.

The ATA lease specifies that the Partnership may finance up to two aircraft hushkits at an aggregate cost of approximately $5.2 million, a portion of which will be partially recovered with interest through payments from ATA over an extended lease term.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses, recognized as revenue, or reimbursed to the lessee. The net maintenance reserve balances aggregate $5,409,620 as of December 31, 1996.

The Partnership is retaining cash reserves to finance a portion of the cost that may be incurred under the leases with Continental and ATA, to cover the potential costs that the Partnership may incur relating to the Viscount default and bankruptcy, and to cover other potential cash requirements, including the potential costs of remarketing the Partnership aircraft.

Cash Distributions - Cash distributions from operations to limited partners totaled $12,499,100, $12,499,100 and $13,749,010, or $25.00, $25.00 and $27.50
per limited partnership unit in 1996, 1995 and 1994, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend on the Partnership's future cash requirements, including the potential costs that may be incurred relating to the Viscount default and bankruptcy; the receipt of modification financing payments from Continental; the receipt of rental payments from Continental, ATA, IAG and TBG Airways, and the costs of remarketing the Partnership aircraft returned by Viscount.


Viscount Restructuring Agreement and Default

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. On April 12, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation). Among other things, the Compromise and Stipulation, which was subsequently approved by the Bankruptcy Court, provided that if Viscount failed to meet its monetary obligations, the Partnership would be entitled to immediate possession of the aircraft for which Viscount failed to perform, and Viscount would deliver to GECAS all records related thereto, without further order of the Bankruptcy Court.

Viscount defaulted on and was unable to cure its September rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return the Partnership's aircraft, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid. The aircraft were returned to the Partnership in September and October 1996.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB would release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996. As a result of the Stipulation and Agreement, all disputes between the Partnership and Viscount have been resolved and there is no further pending litigation with Viscount. Viscount has ceased operations and is currently considered to be administratively insolvent, meaning that it does not have sufficient funds to fully pay costs and expenses incurred after the commencement of the bankruptcy case, which costs and expenses have priority over general unsecured claims.

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

During 1996 and 1995, the Partnership recorded allowances for credit losses of $589,029 and $710,809, respectively for outstanding receivables from Viscount. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

The Partnership evaluated the returned aircraft for potential re-lease or sale and estimated that very substantial maintenance and refurbishment costs aggregating approximately $2.15 million would be required if the Partnership decided to re-lease these aircraft. Alternatively, if the Partnership decided to sell rather than re-lease these aircraft, such sale would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. As a result of this evaluation, the Partnership estimates it is likely that a sale of these aircraft on an "as is, where is" basis would maximize the economic return on the aircraft to the Partnership.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $265,000, which are reflected in operating expense in the Partnership's 1996 statement of operations.


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

In 1996, the manufacturer proposed certain Boeing 737 rudder system product improvements of which some will be mandated by the FAA. Airworthiness Directives issued in the last quarter of 1996 and the first quarter of 1997 on this subject have not been of significant maintenance cost impact. The cost of compliance with future FAA maintenance requirements not yet issued is not determinable at this time.

The Partnership's existing leases require the lessees to maintain the Partnership's aircraft in accordance with an FAA-approved maintenance program during the lease term. The Partnership's leases to IAG and TBG Airways, which operate in Great Britain, require the lessees to maintain the Partnership's aircraft in accordance with Civil Aviation Authority (CAA) requirements during the lease term. At the end of the leases, each lessee is generally required to return the aircraft in airworthy condition, including compliance with all ADs for which action is mandated by the FAA or CAA, whichever is applicable, during the lease term. An aircraft returned to the Partnership as a result of a lease default would most likely not be returned to the Partnership in compliance with all return conditions required by the lease. The Partnership agreed to bear a portion of certain maintenance and/or AD compliance costs, as discussed in Item 1, with respect to the aircraft leased to ATA, Continental, IAG and TBG Airways. In negotiating subsequent leases, market conditions may require that the Partnership bear some or all of the costs of compliance with future ADs or ADs that have been issued, but which did not require action during the previous lease term. The ultimate effect on the Partnership of compliance with the FAA maintenance standards is not determinable at this time and will depend on a variety of factors, including the state of the commercial aircraft industry, the timing of the issuance of ADs, and the status of compliance therewith at the expiration of the current leases.

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

Demand for Aircraft - Industry-wide, approximately 280 commercial jet aircraft were available for sale or lease at December 31, 1996, approximately 195 less than a year ago, and at under 2.5% of the total available jet aircraft fleet, this is the lowest level of availability since 1988. From 1991 to 1994, depressed demand for travel limited airline expansion plans, with new aircraft orders and scheduled deliveries being canceled or substantially deferred. As profitability declined, many airlines took action to downsize or liquidate assets and some airlines were forced to file for bankruptcy protection. Following three years of good traffic growth accompanied by rising yields, this trend is reversing with many airlines reporting record profits. As a result of this improving trend, just over 1200 new jet aircraft were ordered in 1996, making this the second highest ever order year in the history of the industry. To date, this strong recovery has mainly benefited Stage 3 narrow-bodies and younger Stage 2 narrow-bodies, many of which are now being upgraded with hushkits, whereas older Stage 2 narrow-bodies have shown only marginal signs of recovery since the depressed 1991 to 1994 period.

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

Effects on the Partnership's Aircraft - The Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. The Partnership made downward adjustments to the estimated residual value of certain of its on-lease aircraft as of December 31, 1995 and 1994. For any downward adjustment in estimated residual value or decrease in the projected remaining economic life, the depreciation expense over the projected remaining economic life of the aircraft is increased.

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, the Partnership recognizes the deficiency currently as increased depreciation expense. The Partnership recognized approximately $21.0 million, $1.2 million and $2.6 million, or $41.95, $2.41 and $5.09 per limited Partnership unit, of this deficiency as increased depreciation expense in 1996, 1995 and 1994, respectively. The deficiencies in 1995 and 1994 were generally the result of declining estimates in the residual values of the aircraft. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 9, the Partnership accepted an offer to purchase all of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS

121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the proposed purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership recorded an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft recorded in 1996, 1995 and 1994 (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values recorded in 1995 and 1994 (which has the effect of increasing future depreciation expense). The net effect of the 1994 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1994 is to cause the Partnership to recognize increased depreciation expense of approximately $1.09 million per year in 1995 and 1996. The net effect of the 1995 adjustments to the estimated residual values and the adjustments to the carrying values of the aircraft recorded in 1995 is to cause the Partnership to recognize increased depreciation expense of approximately $0.7 million in 1996.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

The Partnership periodically reviews its aircraft for impairment in accordance with SFAS No. 121. Using an estimate of the fair value of the Partnership's aircraft to measure impairment may result in greater write-downs than would be recognized under the accounting method previously applied by the Partnership. The Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership's leases expire between June 1997 and March 2000. To the extent that the Partnership's non-advanced Boeing and McDonnell Douglas aircraft continue to be significantly affected by industry events, the Partnership will evaluate each aircraft as it comes off lease to determine whether a re-lease or a sale at the then-current market rates would be most beneficial for unit holders.

Item 8.           Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1996 AND 1995


                                  TOGETHER WITH


                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the  Partners  of  Polaris  Aircraft  Income  Fund IV, A  California  Limited
Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP




San Francisco, California,
    March 3, 1997

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                           1996         1995
                                                           ----         ----
ASSETS:

CASH AND CASH EQUIVALENTS                             $ 23,989,285 $ 23,456,031

RENT AND OTHER RECEIVABLES, net of allowance
  for credit losses of $0 in 1996 and $710,809 in 1995     943,708    1,513,176

NOTES RECEIVABLE, net of allowance for credit
  losses of $167,722 in 1996 and $1,466,456 in 1995           --      3,010,224

AIRCRAFT, net of accumulated depreciation of
  $88,490,049 in 1996 and $59,542,596 in 1995           30,187,395   59,134,848

OTHER ASSETS, net of accumulated amortization of
  $2,188,151 in 1996 and $2,149,685 in 1995                 22,099       60,565
                                                      ------------ ------------

                                                      $ 55,142,487 $ 87,174,844
                                                      ============ ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                                 $    216,319 $    145,908

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                              322,513      107,574

LESSEE SECURITY DEPOSITS                                 1,124,529    1,124,458

MAINTENANCE RESERVES                                     5,409,620    5,011,217

DEFERRED RENTAL INCOME                                        --        382,500
                                                      ------------ ------------

       Total Liabilities                                 7,072,981    6,771,657
                                                      ------------ ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                       (3,975,366)  (3,651,904)
  Limited Partners, 499,964 units
     issued and outstanding                             52,044,872   84,055,091
                                                      ------------ ------------

       Total Partners' Capital                          48,069,506   80,403,187
                                                      ------------ ------------

                                                      $ 55,142,487 $ 87,174,844
                                                      ============ ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                            1996          1995          1994
                                            ----          ----          ----

REVENUES:
    Rent from operating leases         $ 10,796,685   $12,383,100  $ 12,132,058
    Interest                              1,388,557     1,973,246     1,816,759
    Net loss on sale of aircraft             31,238          --      (6,036,625)
                                       ------------   -----------  ------------

         Total Revenues                  12,216,480    14,356,346     7,912,192
                                       ------------   -----------  ------------

EXPENSES:
    Depreciation and amortization        28,985,919     9,639,278    12,107,372
    Management fees to general partner      524,835       583,865       606,603
    Provision for credit losses             589,029       710,809          --
    Operating                               275,042        49,465     2,963,776
    Administration and other                287,447       336,354       293,018
                                       ------------   -----------  ------------

         Total Expenses                  30,662,272    11,319,771    15,970,769
                                       ------------   -----------  ------------

NET INCOME (LOSS)                      $(18,445,792)  $ 3,036,575  $ (8,058,577)
                                       ============   ===========  ============

NET INCOME ALLOCATED TO
    THE GENERAL PARTNER                $  1,065,327   $ 1,280,150  $  1,294,178
                                       ============   ===========  ============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS                $(19,511,119)  $ 1,756,425  $ (9,352,755)
                                       ============   ===========  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                   $     (39.03)  $      3.51  $     (18.71)
                                       ============   ===========  ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                       General       Limited
                                       Partner       Partners          Total
                                       -------       --------          -----


Balance, December 31, 1993          $(3,309,775)  $ 117,899,531   $ 114,589,756

    Net income (loss)                 1,294,178      (9,352,755)     (8,058,577)

    Cash distributions to partners   (1,527,668)    (13,749,010)    (15,276,678)
                                    -----------   -------------   -------------

Balance, December 31, 1994           (3,543,265)     94,797,766      91,254,501

    Net income                        1,280,150       1,756,425       3,036,575

    Cash distributions to partners   (1,388,789)    (12,499,100)    (13,887,889)
                                    -----------   -------------   -------------

Balance, December 31, 1995           (3,651,904)     84,055,091      80,403,187

    Net income (loss)                 1,065,327     (19,511,119)    (18,445,792)

    Cash distributions to partners   (1,388,789)    (12,499,100)    (13,887,889)
                                    -----------   -------------   -------------

Balance, December 31, 1996          $(3,975,366)  $  52,044,872   $  48,069,506
                                    ===========   =============   =============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                          1996           1995            1994
                                                          ----           ----            ----
OPERATING ACTIVITIES:
  Net income (loss)                                  $(18,445,792)  $  3,036,575   $ (8,058,577)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                     28,985,919      9,639,278     12,107,372
     Loss on sale of aircraft                                --             --        6,036,625
     Provision for credit losses                          589,029        710,809           --
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
          receivables                                     250,559       (282,417)      (593,162)
       Increase in other assets                              --             --         (104,884)
       Increase (decrease) in payable to affiliates        70,411        (28,952)      (368,720)
       Increase in accounts payable
          and accrued liabilities                         214,939         74,579         18,995
       Increase in lessee security deposits                    71         52,391        582,067
       Increase in maintenance reserves                   398,403      2,864,300      2,146,917
       Increase (decrease) in deferred income            (382,500)       272,500        110,000
                                                     ------------   ------------   ------------

          Net cash provided by operating activities    11,681,039     16,339,063     11,876,633
                                                     ------------   ------------   ------------

INVESTING ACTIVITIES:
  Net proceeds from sale of aircraft                         --             --          670,937
  Increase in notes receivable                               --             --       (1,039,308)
  Principal payments received on notes receivable       2,740,104      2,851,982      1,732,268
  Increase in aircraft capitalized costs                     --             --         (285,171)
                                                     ------------   ------------   ------------

          Net cash provided by investing activities     2,740,104      2,851,982      1,078,726
                                                     ------------   ------------   ------------

FINANCING ACTIVITIES:
  Cash distributions to partners                      (13,887,889)   (13,887,889)   (15,276,678)
                                                     ------------   ------------   ------------

          Net cash used in financing activities       (13,887,889)   (13,887,889)   (15,276,678)
                                                     ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                             533,254      5,303,156     (2,321,319)
                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                    23,456,031     18,152,875     20,474,194
                                                     ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                        $ 23,989,285   $ 23,456,031   $ 18,152,875
                                                     ============   ============   ============


                  The accompanying notes are an integral part of these statements.

                                                26

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       Accounting Principles and Policies

Accounting Method - Polaris Aircraft Income Fund IV, A California Limited Partnership (PAIF-IV or the Partnership), maintains its accounting records, prepares its financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these financial statements are related to the projected cash flows analysis in determining the fair value of assets.

Cash and Cash Equivalents - This includes deposits at banks and investments in money market funds. Cash and cash equivalents is stated at cost, which approximates fair value.

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

If the projected net cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to Statement of Financial Accounting Standards
(SFAS) No. 121, as discussed in Note 3, measurement of an impairment loss will be based on the "fair value" of the asset as defined in the statement.

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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is based on the limited partners' share of net income (loss) and the number of units outstanding for the years ended December 31, 1996, 1995, and 1994.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership had recorded an allowance for credit losses for certain impaired notes and rents receivable as a result of uncertainties regarding their collection as discussed in Notes 4 and 5. The Partnership recognizes revenue on impaired notes only as payments are received.

                                                1996            1995
                                                ----            ----
    Allowance for credit losses,
       beginning of year                    $(2,177,265)   $(3,263,108)
    Provision for credit losses                (589,029)      (710,809)
    Write-downs                               1,299,838           --
    Collections                               1,298,734      1,796,652
                                            -----------    -----------
    Allowance for credit losses,
       end of year                          $  (167,722)   $(2,177,265)
                                            ===========    ===========


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

3.       Aircraft

At December 31, 1996, the Partnership owned 13 aircraft from its original portfolio of 33 used commercial jet aircraft which were acquired and leased or sold as discussed below. All aircraft acquired from an affiliate were purchased within one year of the affiliate's acquisition at the affiliate's original price paid. Two aircraft were transferred from a lessee as discussed below. The aircraft leases are net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases require the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration (FAA) and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees are required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally state a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

The following table describes the Partnership's aircraft portfolio at December 31, 1996 in greater detail:

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

In February 1994, the Partnership leased two of the Boeing 737-200 Advanced aircraft to Independent Aviation Group Limited (IAG). Lease payments for an interim lease term through March 1994 were at a variable rate based on usage. Thereafter and through March 1996, the lease rate is fixed at 50% of the original rate received from Britannia. The rate is then adjusted through the end of the lease in October 1996 to 57% of the original rate received from Britannia. IAG exercised their option to extend the lease for one year at the initial fixed rate. The lease of two Boeing 737-200 Advanced aircraft to IAG were scheduled to expire in October 1996. IAG exercised their option, as specified in the lease, to extend the lease for a period of one year through October 1997 at approximately 97% of the prior average lease rate. The lease stipulates that the Partnership share in the cost of meeting certain ADs, not to exceed the present value of the remaining rent payable under the lease at the time the work is complete, which cannot be estimated at this time. The Partnership incurred legal costs related to the lease acquisition totaling $84,519. These costs, which were capitalized and reflected as other assets in the 1994 balance sheet, are being amortized over the lease term.

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

The Partnership leased the two Boeing 737-200 aircraft to Viscount Air Services, Inc. (Viscount) for five years beginning in July 1994 and September 1994, respectively. The lease rates were the same as the prior rates received from Britannia during the lease extension period. Viscount defaulted on the leases and returned the aircraft to the Partnership as discussed in Note 4.

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

The leases of five McDonnell Douglas DC-9-30 aircraft with Continental expired in June 1996. Continental exercised their right to extend the leases for the five aircraft for a one-year term through June 1997 at the current market lease rate, which is approximately 65% of the prior lease rate. In accordance with SFAS No. 121, as discussed below, the Partnership reviewed these aircraft for impairment based on the projected cash flows from a sale of the aircraft subsequent to the lease expiration in June 1997. Previous estimates of cash flow for these aircraft were based on the continued lease of the aircraft. As a result, the Partnership recognized impairment losses for the five aircraft aggregating approximately $6.0 million during 1996.

The leases of the five Boeing 727-200 aircraft to Continental expired on April 30, 1994. In May 1994, the Partnership sold these aircraft to Continental for an aggregate sales price of $5,032,865. The Partnership recorded a note receivable for the sale price and agreed to accept payment of the sales price in 29 monthly installments of $192,500, with interest at a rate of 9.5% per annum. A loss on sale of $6,707,562 was recognized in 1994. The note receivable balance at December 31, 1995 was $1,664,763. The Partnership received all scheduled payments due under the note which was paid in full by Continental during the third quarter of 1996.

Two Boeing 727-200 Advanced - These aircraft were acquired for $27,000,000 in 1988 and leased to USAir, Inc. (USAir) until late 1992. USAir paid rent through December 1992 although the aircraft were returned prior to that time. In December 1992, the Partnership negotiated a seven- year lease with ATA for the aircraft at approximately 45% of the prior rate. The leases began in February and March 1993. ATA was not required to begin making cash rental payments until January and February 1994, although recognition of rental income will be spread evenly over the entire lease term. The leases are renewable for up to three one-year periods. ATA transferred to the Partnership two unencumbered Boeing 727-100 aircraft as part of the lease transaction as previously discussed.

Under the ATA lease, the Partnership incurred certain maintenance costs of approximately $415,000 and may be required to finance aircraft hushkits for use on the aircraft at an estimated aggregate cost of approximately $5.2 million, which will be partially recovered with interest through payments from ATA over the lease terms. The Partnership loaned $1,164,800 to ATA in 1993 to finance the purchase by ATA of two spare engines. This loan is reflected in notes receivable in the accompanying balance sheets. The balance of the note at December 31, 1995 was $799,712. The Partnership has received all scheduled payments due under the note which was paid in full in March 1996.

The following is a schedule by year of future minimum rental revenue under all of the existing leases, including the deferred rental payments specified in the Continental lease modification (Note 5):

                            Continental
                             Deferred
Year                         Amount (1)    Rental Payments        Total
----                        ----------     ---------------      ---------
1997                       $  166,689        $4,683,816        $4,850,505
1998                             --           2,912,704         2,912,704
1999                             --           1,557,144         1,557,144
2000                             --             233,572           233,572
2001 and thereafter              --                --                --
                           ----------        ----------        ----------

                           $  166,689        $9,387,236        $9,553,925
                           ==========        ==========        ==========


(1) Rental payments for the period from November 1992 through January 1993 are payable with interest commencing in October 1993 through March 1997 according to the Continental lease modification.

Effective January 1, 1996, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the statement provides that the Partnership should estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the projected net undiscounted cash flow for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) is less than the carrying value of the aircraft, an impairment loss is recognized. Pursuant to the statement, measurement of an impairment loss for long-lived assets will be based on the "fair value" of the asset as defined in the statement.

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

As discussed in Note 1, the Partnership periodically reviews the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type. As a result, the Partnership made downward adjustments to the estimated residual value of certain of its aircraft as of December 31, 1995 and 1994. The Partnership's future earnings are impacted by the net effect of the adjustments to the carrying values of the aircraft (which has the effect of decreasing future depreciation expense) and the downward adjustments to the estimated residual values (which has the effect of increasing future depreciation expense).

As discussed above, the Partnership uses information obtained from third party valuation services in arriving at its estimate of fair value for purposes of determining residual values. The Partnership will use similar information, plus available information and estimates related to the Partnership's aircraft, to determine an estimate of fair value to measure impairment as required by the statement. The estimates of fair value can vary dramatically depending on the condition of the specific aircraft and the actual marketplace conditions at the time of the actual disposition of the asset. If assets are deemed impaired, there could be substantial write-downs in the future.

The Partnership recognized impairment losses on aircraft to be held and used by the Partnership aggregating approximately $21.0 million, $1.2 million and $2.6 million, or $41.95, $2.41 and $5.09 per limited Partnership unit, as increased depreciation expense in 1996, 1995 and 1994, respectively. The impairment losses in 1994 and 1995 were generally the result of declining estimates in residual values of the aircraft. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 9, the Partnership accepted an offer to purchase all of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constitutes an event that required the Partnership to review the aircraft carrying value pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value.

Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections. It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

4.       Viscount Restructuring Agreement and Default

On January 24, 1996, Viscount filed a petition for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the District of Arizona. On April 12, 1996, GE Capital Aviation Services, Inc. (GECAS), as agent for the Partnership, First Security Bank, National Association (formerly known as First Security Bank of Utah, National Association) (FSB), the owner/trustee under the Partnership's leases with Viscount, certain guarantors of Viscount's indebtedness and others executed that certain Compromise of Claims and Stipulation under Section 1110 of the Bankruptcy Code (the Compromise and Stipulation). Among other things, the Compromise and Stipulation, which was subsequently approved by the Bankruptcy Court, provided that if Viscount failed to meet its monetary obligations, the Partnership would be entitled to immediate possession of the aircraft for which Viscount failed to perform, and Viscount would deliver to GECAS all records related thereto, without further order of the Bankruptcy Court.

Viscount defaulted on and was unable to cure its September rent obligations. However, Viscount took the position that it was entitled to certain offsets and asserted defenses to the September rent obligations. On September 18, 1996, GECAS (on behalf of the Partnership and other entities) and Viscount entered into a Stipulation and Agreement by which Viscount agreed to voluntarily return the Partnership's aircraft, turn over possession of the majority of its aircraft parts inventory, and cooperate with GECAS in the transition of aircraft equipment and maintenance, in exchange for which, upon Bankruptcy Court approval of the Stipulation and Agreement, the Partnership would waive its right to pre- and post-petition claims against Viscount for amounts due and unpaid. The aircraft were returned to the Partnership in September and October 1996.

The Stipulation and Agreement also provides that the Polaris Entities, GECAS and FSB shall release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court approved the Stipulation and Agreement on October 23, 1996. As a result of the Stipulation and Agreement, all disputes between the Partnership and Viscount have been resolved and there is no further pending litigation with Viscount. Viscount has ceased operations and is currently considered to be administratively insolvent, meaning that it does not have sufficient funds to fully pay costs and expenses incurred after the commencement of the bankruptcy case, which costs and expenses have priority over general unsecured claims.

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

During 1996 and 1995, the Partnership recorded allowances for credit losses of $589,029 and $710,809, respectively for outstanding receivables from Viscount. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and has written-off, during 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), if any, will be recorded as revenue when received.

The Partnership has evaluated the returned aircraft for potential re-lease or sale and estimated that very substantial maintenance and refurbishment costs aggregating approximately $2.15 million would be required if the Partnership decided to re-lease rather than sell these aircraft. Alternatively, if the Partnership decided to sell rather than re-lease these aircraft, such sale would likely be made on an "as is, where is" basis, without the Partnership incurring substantial maintenance costs. As a result of this evaluation, the Partnership estimates it is likely that a sale of these aircraft on an "as is, where is" basis would maximize the economic return on the aircraft to the Partnership.

Viscount's failure to perform its financial obligations to the Partnership has had a material adverse effect on the Partnership's financial position. As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership has incurred legal costs of approximately $265,000, which are reflected in operating expense in the Partnership's 1996 statement of operations.


5.       Continental Lease Modification

The aircraft leases with Continental were modified after Continental filed for Chapter 11 bankruptcy protection in December 1990. The modified agreement stipulates that the Partnership pay certain aircraft maintenance, modification and refurbishment costs, not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the extended lease terms. The Partnership's share of such costs may be capitalized and depreciated over the remaining lease terms, subject to the capitalized cost policy as described in Note 1. The Partnership's balance sheet reflects the net reimbursable costs incurred of $275,629 as of December 31, 1995 as a note receivable.

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

The allowances for credit losses on the principal and interest portions due were $167,722 and $1,466,456 as of December 31, 1996 and 1995, respectively. The unrecognized Deferred Amounts as of December 31, 1996 and 1995 were $166,689 and $1,434,402, respectively. As of December 31, 1996, the aggregate fair value of the Continental deferred rent notes receivable approximated its carrying value. In accordance with the aforementioned agreement, Continental began making supplemental payments for the Deferred Amount plus interest on July 1, 1992. During 1996, 1995 and 1994, the Partnership received supplemental payments of $1,365,423, $2,050,566 and $2,656,020, of which $1,267,713, $1,675,095 and
$1,981,818  was   recognized  as  rental   revenue  in  1996,   1995  and  1994,
respectively.

Continental continues to pay all other amounts due under the prior agreement. As of December 31, 1996, Continental is current on all payments due the
Partnership. The Partnership's right to receive payments under the agreements fall into various categories of priority under the Bankruptcy Code. In general, the Partnership's claims are administrative claims. If Continental's reorganization is not successful, it is likely that a portion of the Partnership's claims will not be paid in full.

6.       Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

         a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equaling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1996, 1995 and 1994, the Partnership paid management fees to PIMC of $544,886, $603,965 and $577,742, respectively. Management fees payable to PIMC at December 31, 1996 and 1995 were $54,673 and $74,724, respectively.

         b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1996, 1995, and 1994, the Partnership reimbursed PIMC for services rendered or payments made on behalf of the Partnership of $447,837, $319,695 and $4,060,985, respectively. Reimbursements totaling $161,646 and $71,184 were payable to PIMC at December 31, 1996 and 1995, respectively.

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

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1996 and 1995 are as follows:

                  Reported Amounts   Tax Basis    Net Difference
                  ----------------   ---------    --------------

1996:    Assets     $55,142,487     $41,913,204     $13,229,283
         Liabilities  7,072,981       1,635,910       5,437,071


1995:    Assets     $87,174,844     $50,153,068     $37,021,776
         Liabilities  6,771,657       1,420,858       5,350,799

8.       Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per limited partnership unit reflected in the financial statements and the information provided to limited partners for federal income tax purposes:

                                                             For the years ended December 31,
                                                             --------------------------------

                                                                 1996       1995       1994
                                                                 ----       ----       ----
Book net income (loss) per limited partnership unit           $(39.03)  $   3.51   $  (18.71)
Adjustments for tax purposes represent differences
   between book and tax revenue and expenses:
     Rental and maintenance reserve revenue recognition          3.23       3.98        0.69
     Management fee expense                                      0.14       0.11        0.31
     Depreciation                                               47.24      (1.02)      (3.30)
     Gain or loss on sale of aircraft                             --         --        (7.84)
     Capitalized costs                                           1.83       0.02        1.02
     Other revenue and expense items                            (5.15)     (0.24)      (0.44)
                                                               ------      -----      ------

Taxable net income (loss) per limited partnership unit        $  8.26     $ 6.36     $(28.27)
                                                               ======      =====      ======

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

The Partnership computes depreciation using the straight-line method for financial reporting purposes and generally an accelerated method for tax purposes. The Partnership also periodically evaluates the ultimate recoverability of the carrying values and the economic lives of its aircraft for book purposes and accordingly recognized adjustments which increased book depreciation expense. As a result, the net current year book depreciation expense is greater than the tax depreciation expense. These differences in depreciation methods result in book to tax differences on the sale of aircraft. In addition, certain costs were capitalized for tax purposes and expensed for book purposes.


9.       Subsequent Event

Proposed Sale of Aircraft - The Partnership has received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") and certain of its notes receivable by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services, Ltd., a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.


The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $29,748,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $3,351,410 of the Purchase Price in cash at the closing and the balance of $26,396,590 would be paid by delivery of a promissory note ( the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $2,598,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, each of the SPC's, including the Purchaser, is to enter into a management agreement with Purchaser's Manager pursuant to which Purchaser's Manager would provide all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $70,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

The Purchaser would be deemed to have purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing date. The Purchaser would have the right to receive all income and proceeds, including rents and notes receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note would commence bearing interest as of April 1, 1997.

The Partnership has agreed to consult with Purchaser's Manager before taking any significant action pertaining to the Aircraft after the effective date of the purchase offer. The Purchaser also has the right to make all significant decisions regarding the Aircraft from and after the date of completion of definitive documentation legally binding the Purchaser and the Partnership to the transaction,, even if a delay occurs between the completion of such documentation and the closing of the title transfer to the Purchaser.

In the event the Partnership receives and elects to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deems more favorable, the Purchaser has the right to (i) match the offer, or (ii) decline to match the offer and be entitled to compensation in an amount equal to 1 1/2% of the Purchaser's proposed Purchase Price.

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction , less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

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

The officers and directors of PIMC are:

               Name                               PIMC Title
               ----                               ----------

         Eric M. Dull                    President; Director
         Marc A. Meiches                 Vice President; Chief Financial Officer
         Richard J. Adams                Vice President; Director
         Norman C. T. Liu                Vice President; Director
         Edward Sun                      Vice President
         Richard L. Blume                Vice President;  Secretary
         Robert W. Dillon                Vice President; Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 36, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Portfolio Management of GECAS, having previously held the position of Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 44, assumed the position of Vice President and Chief Financial Officer of PIMC effective October 9, 1995. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Mr. Adams, 63, assumed the position of Senior Vice President - Aircraft Sales and Leasing of PIMC and PALC effective August 1992, having previously served as Vice President - Aircraft Sales & Leasing - Vice President, North America, and Vice President - Corporate Aircraft since he joined PALC in August 1986. Mr. Adams presently holds the position of Senior Vice President - Aircraft Marketing, North America, of GECAS. Effective July 1, 1994, Mr. Adams held the positions of Vice President and Director of PIMC.

Mr. Liu, 39, assumed the position of Vice President of PIMC effective May 1, 1995 and has assumed the position of Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and

Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Sun, 47, assumed the position of Vice President of PIMC effective May 1, 1995. Mr. Sun presently holds the position of Senior Vice President - Structured Finance of GECAS. Prior to joining GECAS, Mr. Sun held various positions with TIFC since 1990.

Mr. Blume, 55, assumed the position of Secretary of PIMC effective May 1, 1995 and Vice President of PIMC effective October 9, 1995. Mr. Blume presently holds the position of Executive Vice President and General Counsel of GECAS. Prior to joining GECAS, Mr. Blume was counsel at GE Aircraft Engines since 1987.

Mr. Dillon, 55, assumed the position of Vice President - Aviation Legal and Insurance Affairs, effective April 1989. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon held the positions of Vice President and Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On October 27, 1992, a class action complaint entitled Weisl, Jr. et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York for the County of New York. The complaint sets forth various causes of action which include allegations against certain or all of the defendants (i) for alleged fraud in connection with certain public offerings, including that of the Partnership, on the basis of alleged misrepresentation and alleged omissions contained in the written offering materials and all presentations allegedly made to investors; (ii) for alleged negligent misrepresentation in connection with such offerings; (iii) for alleged breach of fiduciary duties; (iv) for alleged breach of third party beneficiary contracts; (v) for alleged violations of the NASD Rules of Fair Practice by certain registered broker dealers; and (vi) for alleged breach of implied covenants in the customer agreements by certain registered brokers. The complaint seeks an award of compensatory and other damages and remedies. On January 19, 1993, plaintiffs filed a motion for class certification. On March 1, 1993, defendants filed motions to dismiss the complaint on numerous grounds, including failure to state a cause of action and statute of limitations. On July 20, 1994, the court entered an order dismissing almost all of the claims in the complaint and amended complaint. Certain claims, however, remain pending. Plaintiffs filed a notice of appeal on September 2, 1994. On April 25, 1996, the Appellate Division for the First Department affirmed the trial court's order which had dismissed most of plaintiff's claims. The Partnership is not named as a defendant in this action.

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. Plaintiffs seek class action certification on behalf of a class of investors in the Partnership, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Among other things, plaintiffs assert that the defendants sold interests in such Polaris Aircraft Income Funds while "omitting and failing to disclose the material facts questioning the economic efficacy of" such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On April 5, 1993, defendants filed a motion to stay this action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company. On that date, defendants also filed a motion to dismiss the complaint on the grounds of failure to attach necessary documents, failure to plead fraud with particularity and failure to plead reasonable reliance. On April 13, 1993, the court denied the defendants' motion to stay.

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

On or around May 14, 1993, a purported class action entitled Moross, et al. v. Polaris Holding Company, et al. was filed in the United States District Court for the District of Arizona. This purported class action was filed on behalf of investors in Polaris Aircraft Income Funds I - VI by nine investors in such Polaris Aircraft Income Funds. The complaint alleges that defendants violated Arizona state securities statues and committed negligent misrepresentation and breach of fiduciary duty by misrepresenting and failing to disclose material facts in connection with the sale of limited partnership units in the above-named funds. An amended complaint was filed on September 17, 1993, but has not been served upon defendants. On or around October 4, 1993, defendants filed a notice of removal to the United States District Court for the District of Arizona. Defendants also filed a motion to stay the action pending the final determination of a prior filed action in the Supreme Court for the State of New York entitled Weisl v. Polaris Holding Company ("Weisl") and to defendants' time to respond to the complaint until 20 days after disposition of the motion to action pending resolution of the motions for class certification and motions to dismiss pending in Weisl. On January 20, 1994, the court stayed the action and required defendants to file status reports every sixty days setting forth the status of the motions in Weisl. On April 18, 1995, this action was transferred to the Multi-District Litigation described below. The Partnership is not named as a defendant in this action.

On September 21, 1993, a purported derivative action entitled Novak, et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York, County of New York. This action was brought on behalf of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II. The complaint names as defendants Polaris Holding Company, its affiliates and others. Each of the Partnership, Polaris Aircraft Income Fund I and Polaris Aircraft Income Fund II is named as a nominal defendant. The complaint alleges, among other things, that defendants mismanaged the Partnership and the other Polaris Aircraft Income Funds, engaged in self-dealing transactions that were detrimental to the Partnership and the other Polaris Aircraft Income Funds and failed to make required disclosure in connection with the sale of the units in the Partnership and the other Polaris Aircraft Income Funds. The complaint alleges claims of breach of fiduciary duty and constructive fraud and seeks, among other things an award of compensatory and punitive damages in an unspecified amount, re-judgment interest, and attorneys' fees and costs. On January 13, 1994, certain of the defendants, including Polaris Holding Company, filed motions to dismiss the complaint on the grounds of, among others, failure to state a cause of action and failure to plead the alleged wrong in detail. On August 11, 1994, the court denied in part and granted in part defendants' motions to dismiss. Specifically, the court denied the motions as to the claims for breach of fiduciary duty, but dismissed plaintiffs' claim for constructive fraud with leave to replead. On October 7, 1994, defendants filed a notice of appeal. On November 15, 1994, defendants submitted an answer to the remaining causes of action. On July 7, 1995, defendants filed briefs in support of their appeal from that portion of the trial court's order denying the motion to dismiss. On March 14, 1996, the appellate court reversed the trial court's order denying the motion to dismiss, and dismissed the complaint.

On June 8, 1994, a consolidated complaint captioned In re Prudential Securities Inc. Limited Partnerships Litigation was filed in the United States District Court for the Southern District of New York, purportedly consolidating cases that had been transferred from other federal courts by the Judicial Panel on Multi- District Litigation. The consolidated complaint names as defendants Prudential entities and various other sponsors of limited partnerships sold by Prudential, including Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation and Polaris Securities Corporation. The complaint alleges that the Prudential defendants created a scheme for the sale of approximately $8-billion of limited partnership interests in 700 assertedly high-risk limited partnerships, including the Partnership, to approximately 350,000 investors by means of false and misleading offering materials; that the sponsoring organizations (including the Polaris entities) participated with the Prudential defendants with respect to, among other things, the partnerships that each sponsored; and that all of the defendants conspired to engage in a nationwide pattern of fraudulent conduct in the marketing of all limited partnerships sold by Prudential. The complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act and the New Jersey counterpart thereof, fraud, negligent misrepresentation, breach of fiduciary duty and breach of contract. The complaint seeks rescission, unspecified compensatory damages, treble damages, disgorgement of profits derived from the alleged acts, costs and attorneys fees. On October 31, 1994, Polaris Investment Management Corporation and other Polaris entities filed a motion to dismiss the consolidated complaint on the grounds of, inter alia, statute of limitations and failure to state a claim. The Partnership is not named as a defendant in this action. Prudential Securities, Inc., on behalf of itself and its affiliates has made an Offer of Settlement. A class has been certified for purposes of the Prudential Settlement and notice to the class has been sent. Any questions concerning Prudential's Offer of Settlement should be directed to 1-800-327-3664, or write to the Claims Administrator at:

         Prudential Securities Limited Partnerships
         Litigation Claims Administrator
         P.O. Box 9388
         Garden City, New York 11530-9388

On June 5, 1996, the Court certified a class with respect to claims against Polaris Holding Company, one of its former officers, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, and Polaris Securities Corporation. The class is comprised of all investors who purchased securities in any of Polaris Aircraft Income Funds I through VI during the period from January 1985 until January 29, 1991, regardless of which brokerage firm the investor purchased from. Excepted from the class are those investors who settled in the SEC/Prudential settlement or otherwise opted for arbitration pursuant to the settlement and any investor who has previously released the Polaris defendants through any other settlement. On June 10, 1996, the Court issued an opinion denying summary judgment to Polaris on plaintiffs' Section 1964(c) and (d)RICO claims and state causes of action, and granting summary judgment to Polaris on plaintiffs' 1964(a) RICO claims and the New Jersey State RICO claims. On August 5, 1996, the Court signed an order providing for notice to be given to the class members. The trial, which was scheduled for November 11, 1996, has not proceeded, and no new trial date has been set.

A further litigation captioned Romano v. Ball et. al, an action by Prudential Insurance Company policyholders against many of the same defendants (including Polaris Investment Management Corporation and Polaris Aircraft Leasing Corporation), has also been commenced by policy holders of the Prudential Insurance Company as a purported derivative action on behalf of the Prudential Insurance Company. The complaint alleges claims under the federal Racketeer Influenced and Corrupt Organizations Act, as well as claims for waste, mismanagement and intentional and negligent misrepresentation, and seeks unspecified compensatory, treble and punitive damages. The case, which was being coordinated with In re Prudential, has been settled and the action dismissed pursuant to a court order dated December 18, 1996.

On or about January 12, 1995, a class action complaint entitled Cohen, et al. v. Kidder Peabody & Company, Inc., et al. was filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida, and on March 31, 1995 the case was removed to the United States District Court for the Southern District of Florida. An amended class action complaint (the "amended complaint"), which renamed this action Bashein, et al. v. Kidder, Peabody & Company Inc., et al., was filed on June 13, 1995. The amended complaint names Kidder Peabody & Company, Inc., General Electric Capital Corporation, General Electric Financial Services, Inc., and General Electric Company as defendants. The action purports to be on behalf of "approximately 20,000 persons throughout the United States" who purchased units in Polaris Aircraft Income Funds III through VI. The amended complaint sets forth various causes of action purportedly arising in connection with the public offerings of the Partnership,

Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, and Polaris Aircraft Income Fund VI. Specifically, plaintiffs assert claims for violation of Sections 12(2) and 15 of the Securities Act of 1933, fraud, negligent misrepresentation, breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and breach of contract. Plaintiffs seek compensatory damages, interest, punitive damages, costs and attorneys' fees, as well as any other relief the court deems just and proper. Defendants moved to dismiss the amended complaint on June 26, 1995. On October 2, 1995, the court denied the defendants' motion to dismiss. While the motion to dismiss was pending, plaintiffs filed a motion for leave to file a second amended complaint, which was granted on October 3, 1995. Defendants thereafter filed a motion to dismiss the second amended complaint, and defendants' motion was denied by Court Order dated December 26, 1995. On February 12, 1996, defendants answered. This case was reassigned (from Hurley,
J. To Lenard, J.) on February 18, 1996, and on March 18, 1996, plaintiffs moved for class certification. On the eve of class discovery, April 26, 1996, plaintiffs moved for a voluntary dismissal of Counts I and II (claims brought pursuant to the Securities Act of 1933) of the Second Amended Complaint and simultaneously filed a motion to remand this action to state court for lack of federal jurisdiction. Plaintiff's motion for voluntary dismissal of the federal securities law claims and motion for remand were granted on July 10, 1996. The Partnership is not named as a defendant in this action.

On or around April 13, 1995, a class action complaint entitled B & L Industries, Inc., et al. v. Polaris Holding Company, et al. was filed in the Supreme Court of the State of New York. The complaint names as defendants Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management
Corporation, Polaris Securities Corporation, Peter G. Pfendler, Marc P. Desautels, General Electric Capital Corporation, General Electric Financial Services, Inc., General Electric Company, Prudential Securities Inc., and Kidder Peabody & Company Incorporated. The complaint sets forth various causes of action purportedly arising out of the public offerings of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs allege claims of fraud, negligent misrepresentation, breach of fiduciary duty, knowingly inducing or participating in breach of fiduciary duty, breach of third party beneficiary contract, violation of NASD Rules of Fair Practice, breach of implied covenant, and unjust enrichment. Plaintiffs seek compensatory damages, interest, general, consequential and incidental damages, exemplary and punitive damages, disgorgement, rescission, costs, attorneys' fees, accountants' and experts' fees, and other legal and equitable relief as the court deems just and proper. On October 2, 1995, defendants moved to dismiss the complaint. On August 16, 1996, defendants filed a motion to dismiss plaintiffs' amended complaint. The motion is returnable on July 17, 1997. The Partnership is not named as a defendant in this action.

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

On or around December 8, 1995, a complaint entitled Overby, et al. v. General Electric Company, et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claim of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around November 1994, a complaint entitled Lucy R. Neeb, et al. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about December 20, 1995, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company, General Electric Capital Corporation and Smith Barney, Inc. Plaintiffs allege claims of tort, breach of fiduciary duty, in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or about January of 1995, a complaint entitled Albert B. Murphy, Jr. v. Prudential Securities, Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities Incorporated and Stephen Derby Gisclair. On or about January 18, 1996, plaintiff filed a First Supplemental and Amending Petition adding defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership and Polaris Aircraft Income Fund III. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about January 22, 1996, a complaint entitled Mrs. Rita Chambers, et al. v. General Electric Co., et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code in connection with the public offering of the Partnership. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

In or around December 1994, a complaint entitled John J. Jones, Jr. v. Prudential Securities Incorporated et al. was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint named as defendants Prudential Securities, Incorporated and Stephen Derby Gisclair. On or about March 29, 1996, plaintiffs filed a First Supplemental and Amending Petition adding as additional defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort, breach of fiduciary duty in tort, contract and quasi-contract, violation of sections of the Louisiana Blue Sky Law and violation of the Louisiana Civil Code concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund III. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

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

On or about April 9, 1996, a summons and First Amended  Complaint  entitled Sara
J. Bishop, et al. v. Kidder Peabody & Co., et al. was filed in the Superior Court of the State of California, County of Sacramento, by over one hundred individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds III, IV, V and VI and other limited partnerships sold by

Kidder  Peabody.  The complaint  names Kidder,  Peabody & Co.  Incorporated,  KP
Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and rescission with respect to the Polaris Aircraft Income Funds III-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. On June 18, 1996, defendants filed a motion to transfer venue from Sacramento to San Francisco County. The Court subsequently denied the motion. The Partnership is not named as a defendant in this action. Defendants filed an answer in the action on August 30, 1996.

On October 1, 1996, a complaint entitled Wilson et al. v. Polaris Holding Company et al. was filed in the Superior Court of the State of California for the County of Sacramento by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I through VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, Inc., General Electric Capital Corporation, GE Capital Aviation Services, Inc. and DOES 1-100 as defendants. The Partnership has not been named as a defendant. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, negligence, breach of contract, and breach of fiduciary duty. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to the Polaris Aircraft Income Funds sold to plaintiffs. Defendants have filed an answer.

On or about May 7, 1996, a petition entitled Charles Rich, et al. v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiffs allege claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Funds III and IV. Plaintiffs seek compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Richard J. McGiven v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about March 4, 1996, a petition entitled Alex M. Wade v. General Electric Company and General Electric Capital Corporation was filed in the Civil District Court for the Parish of Orleans, State of Louisiana. The complaint names as defendants General Electric Company and General Electric Capital Corporation. Plaintiff alleges claims of tort concerning the inducement and solicitation of purchases arising out of the public offering of Polaris Aircraft Income Fund V. Plaintiff seeks compensatory damages, attorneys' fees, interest, costs and general relief. The Partnership is not named as a defendant in this action.

On or about October 15, 1996, a complaint entitled Joyce H. McDevitt, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris

Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about October 16, 1996, a complaint entitled Mary Grant Tarrer, et al. v.Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about November 6, 1996, a complaint entitled Janet K. Johnson, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 13, 1996, a complaint entitled Wayne W. Kuntz, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about November 26, 1996, a complaint entitled Thelma Abrams, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet

Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

On or about January 16, 1997, a complaint entitled Enita Elphick, et al. v. Kidder Peabody & Co.,et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI and other limited partnerships allegedly sold by Kidder Peabody. The complaint names Kidder, Peabody & Co. Incorporated, KP Realty Advisors, Inc., Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs. The Partnership is not named as a defendant in this action.

On or about February 14, 1997, a complaint entitled George Zicos, et al. v. Polaris Holding Company, et al. was filed in the Superior Court of the State of California, County of Sacramento, by individual plaintiffs who purchased limited partnership units in Polaris Aircraft Income Funds I-VI. The complaint names Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Financial Services, Inc., General Electric Capital Corporation, General Electric Credit Corporation and DOES 1-100 as defendants. The complaint alleges violations of state common law, including fraud, negligent misrepresentation, breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers. The complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest, and recission with respect to Polaris Aircraft Income Funds I-VI. The Partnership is not named as a defendant in this action.

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

Item 11.          Management Remuneration and Transactions

PAIF-IV has no directors or officers. PAIF-IV is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $544,886 were paid to PIMC in 1996 in addition to a 10% interest in all cash distributions as described in Note 6 to the financial statements (Item 8).


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

     b) The General Partner of PAIF-IV owns the equity securities of PAIF-IV as set forth in the following table:

   Title        Name of                 Amount and Nature of            Percent
 of Class   Beneficial Owner            Beneficial Ownership            of Class
 --------   ----------------            --------------------            --------

 General    Polaris Investment  Represents a 10.0% interest of all cash   100%
 Partner    Management          distributions, gross income in an
 Interest   Corporation         amount equal to 9.09% of distributed
                                cash available from operations, and a
                                1% interest in net income or loss

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



Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.       Financial Statements.

         The following are included in Part II of this report:
                                                                      Page No.
                                                                      --------

                  Report of Independent Public Accountants               22
                  Balance Sheets                                         23
                  Statements of Operations                               24
                  Statements of Changes in Partners' Capital (Deficit)   25
                  Statements of Cash Flows                               26
                  Notes to Financial Statements                          27


2.       Reports on Form  8-K.

         None.


3.       Exhibits required to be filed by Item 601 of Regulation S-K.

         27.      Financial Data Schedule.


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


                                     POLARIS AIRCRAFT INCOME FUND IV,
                                     A California Limited Partnership
                                     (REGISTRANT)
                                     By:  Polaris Investment
                                          Management Corporation
                                          General Partner




   March 28, 1997                    By:  /S/ Eric M. Dull
---------------------                     -----------------------
        Date                              Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Title                             Date


/S/Eric M. Dull     President and Director of Polaris Investment  March 28, 1997
------------------- Management Corporation, General Partner       --------------
(Eric M. Dull)      of the Registrant


/S/Marc A. Meiches  Chief Financial Officer of Polaris Investment March 28, 1997
------------------- Management Corporation, General Partner       --------------
(Marc A. Meiches)   of the Registrant


/S/Richard J. Adams Vice President and Director of Polaris        March 28, 1997
------------------- Investment Management Corporation,            --------------
(Richard J. Adams)  General Partner of the Registrant