Form 10-Q
period 1997-03-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1997-05-09
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

            FORM 10-Q - For the Quarterly Period Ended March 31, 1997




                                      INDEX


Part I.       Financial Information                                     Page


         Item 1.      Financial Statements

              a)  Balance Sheets - March 31, 1997 and
                  December 31, 1996.......................................3
              b)  Statements of Income - Three Months Ended
                  March 31, 1997 and 1996.................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Three Months Ended March 31, 1997...................5

              d)  Statements of Cash Flows - Three Months
                  Ended March 31, 1997 and 1996...........................6

              e)  Notes to Financial Statements...........................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations......10



Part II.      Other Information

         Item 1.      Legal Proceedings..................................14

         Item 5.      Other Information..................................14

         Item 6.      Exhibits and Reports on Form 8-K...................15

         Signature    ...................................................16

                          Part I. Financial Information

Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,      December 31,
                                                      1997             1996
                                                      ----             ----
ASSETS:

CASH AND CASH EQUIVALENTS                         $ 23,197,768    $ 23,989,285

RENT AND OTHER RECEIVABLES                             989,410         943,708

AIRCRAFT, net of accumulated depreciation of
   $89,838,001 in 1997 and $88,490,049 in 1996      28,839,443      30,187,395

OTHER ASSETS, net of accumulated amortization
   of $2,191,165 in 1997 and $2,188,151 in 1996         52,354          22,099
                                                  ------------    ------------

                                                  $ 53,078,975    $ 55,142,487
                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                             $    216,361    $    216,319

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                         277,031         322,513

LESSEE SECURITY DEPOSITS                             1,137,356       1,124,529

MAINTENANCE RESERVES                                 5,258,503       5,409,620
                                                  ------------    ------------

        Total Liabilities                            6,889,251       7,072,981
                                                  ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                  (3,994,189)     (3,975,366)
   Limited Partners, 499,964 units
      issued and outstanding                        50,183,913      52,044,872
                                                  ------------    ------------

        Total Partners' Capital                     46,189,724      48,069,506
                                                  ------------    ------------

                                                  $ 53,078,975    $ 55,142,487
                                                  ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                 Three Months Ended March 31,
                                                 ----------------------------

                                                     1997             1996
                                                     ----             ----
REVENUES:
       Rent from operating leases                $2,132,642        $3,141,763
       Interest                                     291,123           411,039
       Other                                         16,333              --
                                                 ----------        ----------

               Total Revenues                     2,440,098         3,552,802
                                                 ----------        ----------

EXPENSES:
       Depreciation and amortization              1,350,966         2,022,332
       Management fees to general partner           106,632           142,088
       Provision for credit losses                     --             307,127
       Operating                                      5,318            97,675
       Administration and other                      79,386            62,961
                                                 ----------        ----------

               Total Expenses                     1,542,302         2,632,183
                                                 ----------        ----------

NET INCOME                                       $  897,796        $  920,619
                                                 ==========        ==========

NET INCOME ALLOCATED
       TO THE GENERAL PARTNER                    $  258,935        $  321,652
                                                 ==========        ==========

NET INCOME ALLOCATED TO
       LIMITED PARTNERS                          $  638,861        $  598,967
                                                 ==========        ==========

NET INCOME PER LIMITED
       PARTNERSHIP UNIT                          $     1.28        $     1.20
                                                 ==========        ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1996 and
                                        Three Months Ended March 31, 1997
                                        ---------------------------------

                                       General      Limited
                                       Partner      Partners         Total
                                       -------      --------         -----


Balance, December 31, 1995         $ (3,651,904)  $ 84,055,091   $ 80,403,187

   Net income (loss)                  1,065,327    (19,511,119)   (18,445,792)

   Cash distributions to partners    (1,388,789)   (12,499,100)   (13,887,889)
                                   ------------   ------------   ------------

Balance, December 31, 1996           (3,975,366)    52,044,872     48,069,506

   Net income                           258,935        638,861        897,796

   Cash distributions to partners      (277,758)    (2,499,820)    (2,777,578)
                                   ------------   ------------   ------------

Balance, March 31, 1997            $ (3,994,189)  $ 50,183,913   $ 46,189,724
                                   ============   ============   ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                          1997         1996
                                                          ----         ----
OPERATING ACTIVITIES:
      Net income                                      $    897,796 $    920,619
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                    1,350,966    2,022,332
        Provision for credit losses                           --        307,127
        Changes in operating assets and liabilities:
           Increase in rent and other receivables          (45,702)    (309,131)
           Increase in other assets                        (33,269)        --
           Increase in payable to affiliates                    42        6,055
           Increase (decrease) in accounts payable
               and accrued liabilities                     (45,482)      60,904
           Increase in lessee security deposits             12,827       12,435
           Decrease in maintenance reserves               (151,117)    (625,052)
           Decrease in deferred income                        --       (382,500)
                                                      ------------ ------------

             Net cash provided by operating activities   1,986,061    2,012,789
                                                      ------------ ------------

INVESTING ACTIVITIES:
      Principal payments on notes receivable                  --      1,477,205
                                                      ------------ ------------

             Net cash provided by investing activities        --      1,477,205
                                                      ------------ ------------

FINANCING ACTIVITIES:
      Cash distributions to partners                    (2,777,578)  (3,471,972)
                                                      ------------ ------------

             Net cash used in financing activities      (2,777,578)  (3,471,972)
                                                      ------------ ------------

CHANGES IN CASH AND CASH
      EQUIVALENTS                                         (791,517)      18,022

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                               23,989,285   23,456,031
                                                      ------------ ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                   $ 23,197,768 $ 23,474,053
                                                      ============ ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund IV's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1996, 1995, and 1994 included in the Partnership's 1996 Annual Report to the SEC on Form 10-K (Form 10-K).


2.       Proposed Sale of Aircraft

During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") and certain of its notes receivable by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $29,748,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $3,351,410 of the Purchase Price in cash at the closing and the balance of $26,396,590 would be paid by delivery of a promissory note (the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $2,598,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $70,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

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

The Partnership adopted, effective January 1, 1996, SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." That statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The purchase offer constitutes a change in circumstances which, pursuant to SFAS No. 121, requires the Partnership to review the Aircraft for impairment. As previously discussed in Note 3 of the Partnership's financial statements for the year ended December 31, 1996 included in Form 10-K, the Partnership has determined that an impairment loss must be recognized. In determining the amount of the impairment loss, the Partnership estimated the "fair value" of the Aircraft based on the proposed Purchase Price reflected in the contemplated transaction, less the estimated costs and expenses of the proposed sale. The Partnership is deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to the fair value of impaired assets represent the best estimates based on reasonable and supportable assumptions and projections.

It should be noted that there can be no assurance that the contemplated sale transaction will be consummated. The contemplated transaction remains subject to execution of definitive documentation and various other contingencies.

3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                              Payments for
                                           Three Months Ended    Payable at
                                             March 31, 1997    March 31, 1997
                                             --------------    --------------

Aircraft Management Fees                        $104,334          $ 56,971
Out-of-Pocket Administrative Expense
     Reimbursement                               119,670           127,977
Out-of-Pocket Operating and
     Remarketing Expense Reimbursement           100,100            31,413
                                                --------          --------
                                                $324,104          $216,361
                                                ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 1997, Polaris Aircraft Income Fund IV (the Partnership) owned a portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The portfolio includes five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft formerly leased to Viscount Air Services, Inc. (Viscount) which were returned to the Partnership in September and October 1996. One Boeing 727-100 was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold in 1993, and five Boeing 727-200 aircraft were sold in May 1994. Two Boeing 727-100 aircraft, that were transferred to the Partnership by ATA, were sold in 1994.


Remarketing Update

Proposed Sale of Aircraft - During the first quarter of 1997, the Partnership received, and the General Partner (upon recommendation of its servicer) has determined that it would be in the best interests of the Partnership to accept an offer to purchase all of the Partnership's aircraft (the "Aircraft") and certain of its notes receivable by a special purpose company (the "Purchaser"). The Purchaser is managed by Triton Aviation Services Limited, a privately held aircraft leasing company (the "Purchaser's Manager") which was formed in 1996. Each Aircraft is to be sold subject to the existing leases, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits, if any, relating to such leases. At the same time cash balances related to maintenance reserves and security deposits, if any, will be transferred to the Purchaser.

The total proposed purchase price (the "Purchase Price") to be paid by the Purchaser in the contemplated transaction would be $29,748,000 which would be allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser proposes to pay $3,351,410 of the Purchase Price in cash at the closing and the balance of $26,396,590 would be paid by delivery of a promissory note (the "Promissory Note") by the Purchaser. The Promissory Note would be repaid in equal quarterly installments over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment at the end of year seven. The Purchaser would have the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note would be subject to mandatory partial prepayment in certain specified instances.

Under the terms of the contemplated transaction, the Aircraft, including any income or proceeds therefrom and any maintenance reserves or deposits with respect thereto, constitute the sole source of payments under the Promissory Note. No security interest over the Aircraft or the leases would be granted in favor of the Partnership, but the equity interests in the Purchaser would be pledged to the Partnership. The Purchaser would have the right to sell the Aircraft, or any of them, without the consent of the Partnership, except that the Partnership's consent would be required in the event that the proposed sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. The Purchaser would undertake to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate materialmen's liens and the like, and (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit. The Purchaser will be prohibited from incurring indebtedness other than (i) the Promissory Note;
(ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser and, (iv) demand loans from another SPC (defined below) at a market rate of interest.

It is also contemplated that each of Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V and Polaris Aircraft

Income Fund VI would sell certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above. Under the terms of the contemplated transaction, Purchaser's Manager would undertake to make available a working capital line to the Purchaser of up to approximately $2,598,000 to fund operating obligations of the Purchaser. This working capital line is to be guaranteed by Triton Investments Limited, the parent of the Purchaser's Manager and such guarantor will provide the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million. Furthermore, pursuant to the respective operating agreements of each SPC, including the Purchaser, the Purchaser's Manager would provide to each SPC all normal and customary management services including remarketing, sales and repossession, if necessary. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser would be permitted to dividend to its equity owners an amount not to exceed approximately $70,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

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


Partnership Operations

The  Partnership  recorded  net  income  of  $897,796,   or  $1.28  per  limited
partnership unit, for the three months ended March 31, 1997, compared to net income of $920,619, or $1.20 per unit, for the same period in 1996.

Rental revenues, net of related management fees, decreased during the three months ended March 31, 1997 as compared to the same period in 1996. This decrease was the result of the absence of rental revenues from the two aircraft formerly leased to Viscount, which were returned to the Partnership in September and October 1996. In addition, rental revenues decreased from the Continental leases that were renewed in June 1996 for a one-year term through June 1997 at the current market lease rate which is approximately 51% of the prior lease rate. Rental revenues from Continental further decreased during the three months ended March 31, 1997 as compared to the same period in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997, which have been recognized as income when received.

Operating results during the first three months of 1996 reflect a provision for credit losses recorded in 1996 for certain rent and interest receivables from Viscount combined with legal expenses incurred during the first quarter of 1996 related to the Viscount default and Chapter 11 bankruptcy filing.

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

The Partnership recorded depreciation adjustments to certain of the Partnership's aircraft in 1996. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft.

Interest income decreased during the three months ended March 31, 1997 as compared to the same period in 1996 due to the payoff of the ATA note in March 1996 and the Continental note in September 1996, and a decrease in interest income on the deferred rent payments due from Continental that ended in the first quarter of 1997.

Administration and other expenses increased during the three months ended March 31, 1997 as compared to the same period in 1996, due to increases in printing and postage costs combined with an increase in outside services.


Liquidity and Cash Distributions

Liquidity - As previously discussed in the Form 10-K, the Continental leases provide for payment by the Partnership of the costs of certain maintenance work, Airworthiness Directive (AD) compliance, aircraft modification and refurbishment costs, which are not to exceed approximately $4.9 million, a portion of which will be recovered with interest through payments from Continental over the lease terms. The Partnership is currently obligated to pay or finance up to approximately $2.3 million in remaining qualifying costs under the agreement.

The ATA leases specify that the Partnership may finance up to two aircraft hushkits at an aggregate cost of approximately $5.2 million, a portion of which would be partially recovered with interest through payments from ATA over an extended lease term.

The Partnership receives maintenance reserve payments from certain of its lessees that may be reimbursed to the lessee or applied against certain costs incurred by the Partnership for maintenance work performed on the Partnership's aircraft, as specified in the leases. Maintenance reserve balances, if any, remaining at the termination of the lease may be used by the Partnership to offset future maintenance expenses, recognized as revenue, or reimbursed to the lessee. The net maintenance reserve balances aggregate $5,258,503 as of March 31, 1997.

The Partnership is retaining cash reserves to finance a portion of the costs that may be incurred under the leases with Continental and ATA, and to cover other cash requirements, including the potential costs of remarketing the Partnership aircraft.

Cash Distributions - Cash distributions to limited partners were $2,499,820 or $5.00 per limited partnership unit, and $3,124,775, or $6.25 per limited partnership unit during the three months ended March 31, 1997 and 1996, respectively. The timing and amount of future cash distributions to partners are not yet known and will depend on the Partnership's future cash requirements, the receipt from Continental of modification financing payments; the receipt of rental payments from Continental, ATA, IAG and TBG Airways; and consummation of the Sale Transaction and timely performance by the Purchaser of its obligations to the Partnership under the Promissory Note.

                           Part II. Other Information


Item 1.           Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report except:

Equity Resources, Inc, et al v. Polaris Investment Management Corporation, et al
- On or about April 18, 1997, an action entitled Equity Resources Group, Inc., et al v. Polaris Investment Management Corporation, et al was filed in the Superior Court for the County of Middlesex, Commonwealth of Massachusetts. The complaint names each of Polaris Investment Management Corporation, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, the Partnership, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI, as defendants. The complaint alleges that Polaris Investment Management Corporation, as general partner of each of the partnerships, committed a breach of its fiduciary duties, violated applicable partnership law statutory requirement, and breached provisions of the partnership agreements of each of the foregoing partnerships by failing to solicit a vote of the limited partners in each of such partnership in connection with the Sale Transaction described in
Note 2 and in failing to disclose material facts relating to such transaction. Plaintiffs filed a motion seeking to enjoin the Sale Transaction, which motion was denied by the court on May 6, 1997.

Other Proceedings - Item 10 in Part III of the Partnership's 1996 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report except:

In Re Prudential Securities Inc. Limited Partnership Litigation - On April 22, 1997, the Polaris defendants entered into a settlement agreement with plaintiffs pursuant to which, among other things, the Polaris defendants agreed to pay $22.5 million to a class of unitholders previously certified by the Court. On April 29, 1997, Judge Pollack signed an order preliminarily approving the settlement. Under the terms of the order, (i) lead class counsel is required to mail a notice to all class members on or before May 13, 1997 describing the terms of the settlement; (ii) requests for exclusion from the class must be mailed to the Claims Administrator no later than June 27, 1997; and (iii) a hearing on the fairness of the settlement and other matters is scheduled to be held before Judge Pollack on August 1, 1997.


Item 5.           Other Information

The General Partner has determined that it would be in the best interests of the Partnership to withhold its consent to any proposal to transfer interests in the Partnership received after April 21, 1997 for the balance of 1997. Due to the number of transfers which occurred prior to April 21, 1997, the General Partner concluded that this action was necessary to prevent the Partnership from being treated as a "publicly-traded partnership" as defined in the Internal Revenue Code. A "publicly-traded partnership" is treated as a corporation for Federal income tax purposes, with the result that such an entity pays Federal corporate income tax on its taxable income and its partners must include in their taxable income as dividends all distributions received to the extent that such distributions are paid out of current and accumulated earnings. Thus, the General Partner is taking this action in an attempt to protect the Partnership against the risk of such an adverse tax consequence.

Item 6.           Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                  27.  Financial Data Schedule.

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

                                  POLARIS AIRCRAFT INCOME FUND IV,
                                  A California Limited Partnership
                                  (Registrant)
                                  By:   Polaris Investment
                                        Management Corporation,
                                        General Partner




         May 8, 1997                    By:   /S/Marc A. Meiches
----------------------------                  ------------------
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