Form 10-Q
period 1997-06-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1997-08-13
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 1997




                                      INDEX


Part I.       Financial Information                                        Page


         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1997 and
                  December 31, 1996..........................................3

              b)  Statements of Income - Three and Six Months
                  Ended June 30, 1997 and 1996...............................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Six Months Ended June 30, 1997.........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1997 and 1996...............................6

              e)  Notes to Financial Statements..............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........11



Part II.      Other Information

         Item 1.      Legal Proceedings.....................................16

         Item 6.      Exhibits and Reports on Form 8-K......................17

         Signature    ......................................................18

                          Part I. Financial Information
Item 1.       Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                 June 30,       December 31,
                                                   1997            1996
                                                   ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                      $ 21,826,465    $ 23,989,285

RENT AND OTHER RECEIVABLES                             --           943,708

AIRCRAFT, net of accumulated
   depreciation of $88,490,049 in 1996                 --        30,187,395

AIRCRAFT AND OTHER ASSETS HELD FOR SALE          28,425,913            --

OTHER ASSETS                                        250,724          22,099
                                               ------------    ------------

                                               $ 50,503,102    $ 55,142,487
                                               ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                          $     76,965    $    216,319

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                      321,300         322,513

LESSEE SECURITY DEPOSITS                          1,150,734       1,124,529

MAINTENANCE RESERVES                              5,169,816       5,409,620
                                               ------------    ------------

        Total Liabilities                         6,718,815       7,072,981
                                               ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                               (4,018,268)     (3,975,366)
   Limited Partners, 499,964 units
      issued and outstanding                     47,802,555      52,044,872
                                               ------------    ------------

        Total Partners' Capital                  43,784,287      48,069,506
                                               ------------    ------------

                                               $ 50,503,102    $ 55,142,487
                                               ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                                   --------                  --------

                                              1997         1996         1997        1996
                                              ----         ----         ----        ----
REVENUES:
     Rent from operating leases           $1,586,190   $3,161,395   $3,718,832   $6,303,158
     Interest                                271,725      341,884      562,848      752,923
     Other                                    11,162         --         27,495         --
                                          ----------   ----------   ----------   ----------

             Total Revenues                1,869,077    3,503,279    4,309,175    7,056,081
                                          ----------   ----------   ----------   ----------

EXPENSES:
     Depreciation and amortization         1,331,496    2,022,332    2,682,462    4,044,664
     Management fees to general partner         --        158,070      106,632      300,158
     Provision for credit losses                --           --           --        307,127
     Operating                                51,534       82,873       56,852      180,548
     Administration and other                113,907       84,870      193,293      147,831
                                          ----------   ----------   ----------   ----------

             Total Expenses                1,496,937    2,348,145    3,039,239    4,980,328
                                          ----------   ----------   ----------   ----------

NET INCOME                                $  372,140   $1,155,134   $1,269,936   $2,075,753
                                          ==========   ==========   ==========   ==========

NET INCOME ALLOCATED
     TO THE GENERAL PARTNER               $  253,678   $  323,998   $  512,613   $  645,650
                                          ==========   ==========   ==========   ==========

NET INCOME ALLOCATED
     TO LIMITED PARTNERS                  $  118,462   $  831,136   $  757,323   $1,430,103
                                          ==========   ==========   ==========   ==========

NET INCOME PER LIMITED
     PARTNERSHIP UNIT                     $     0.24   $     1.66   $     1.52   $     2.86
                                          ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                           Year Ended December 31, 1996 and
                                            Six Months Ended June 30, 1997
                                            ------------------------------

                                         General       Limited
                                         Partner       Partners        Total
                                         -------       --------        -----

Balance, December 31, 1995           $ (3,651,904)  $ 84,055,091   $ 80,403,187

     Net income (loss)                  1,065,327    (19,511,119)   (18,445,792)

     Cash distributions to partners    (1,388,789)   (12,499,100)   (13,887,889)
                                      ------------   ------------   ------------

Balance, December 31, 1996             (3,975,366)    52,044,872     48,069,506

     Net income                           512,613        757,323      1,269,936

     Cash distributions to partners      (555,515)    (4,999,640)    (5,555,155)
                                      ------------   ------------   ------------

Balance, June 30, 1997               $ (4,018,268)  $ 47,802,555   $ 43,784,287
                                      ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Six Months Ended June 30,
                                                              -------------------------

                                                                1997            1996
                                                                ----            ----
OPERATING ACTIVITIES:
   Net income                                             $  1,269,936    $  2,075,753
   Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                        2,682,462       4,044,664
        Provision for credit losses                               --           307,127
        Changes in operating assets and liabilities:
           Increase in rent and other receivables               (6,893)       (216,044)
           Increase in other assets                           (250,724)           --
           Increase (decrease) in payable to affiliates        (87,634)         26,902
           Increase (decrease) in accounts payable
              and accrued liabilities                           (1,213)        123,530
           Increase in lessee security deposits                 26,205          24,641
           Decrease in maintenance reserves                   (239,804)       (236,823)
           Decrease in deferred income                            --          (382,500)
                                                          ------------    ------------

             Net cash provided by operating activities       3,392,335       5,767,250
                                                          ------------    ------------

INVESTING ACTIVITIES:
   Principal payments on notes receivable                         --         2,171,777
                                                          ------------    ------------

             Net cash provided by investing activities            --         2,171,777
                                                          ------------    ------------

FINANCING ACTIVITIES:
   Cash distributions to partners                           (5,555,155)     (6,943,944)
                                                          ------------    ------------

             Net cash used in financing activities          (5,555,155)     (6,943,944)
                                                          ------------    ------------

CHANGES IN CASH AND CASH
   EQUIVALENTS                                              (2,162,820)        995,083

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      23,989,285      23,456,031
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $ 21,826,465    $ 24,451,114
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


2. Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 13 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services IV LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of 11 of the 13 Aircraft occurred from May 28, 1997 to June 30, 1997. The closings for 2 of the Aircraft occurred on July 21, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases, if any. Although the aforementioned transaction was structured as a sale, under Generally Accepted Accounting Principles (GAAP), the transaction has been recorded using the deposit method of accounting as discussed in Note 2 under The Accounting Treatment of the Transaction.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $29,748,000 which is allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser paid into an escrow account $3,351,410 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $26,396,590. The Partnership received $2,633,833 from the escrow account on July 10, 1997 for the pro rata cash portion of the Purchase Price allocated to the 11 aircraft that closed from May 28, 1997 to June 30, 1997. The Partnership received the balance of the escrow funds of $717,577 from Triton on July 31, 1997 for the pro rata cash portion of the Purchase Price allocated to the 2 aircraft that closed on July 21, 1997. The Partnership is entitled to interest on the cash portion of the purchase price at 5.3% per annum from April 1, 1997 to the date the Partnership received the funds.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $1,294,663 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $4,812,392 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. Due to the fact that it was possible that 4 of the Aircraft (United Kingdom registered aircraft) would not close by June 30, 1997, the Partnership agreed with the Purchaser to accept a pro rata note payment on June 30, 1997 of $714,786. The unpaid principal balance continued to accrue interest at 12% per annum until paid. In fact, two of the four Aircraft closed on June 30, 1997 and the Partnership received $298,906 on July 10, 1997. The remaining two aircraft closed on July 21, 1997 and the Partnership received the balance of the note payment on July 29, 1997. The Promissory Note is not reflected in the balance sheet due to the Partnership using the deposit method of accounting as discussed in The Accounting Treatment of the Transaction.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $2,598,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $70,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits relating to such leases. Cash balances related to maintenance reserves and security deposits are to be transferred to the Purchaser on or after the Aircraft closing dates. As of June 30, 1997, the Partnership had transferred $150,000 in security deposits and maintenance reserves to the Purchaser. In July 1997, security deposits and maintenance reserves of $5,010,507 were transferred to the Purchaser and any remaining cash balances should be transferred to the Purchaser by the end of the third quarter.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - As noted above and in accordance with GAAP, this transaction has not been accounted for as a sale as of June 30, 1997. This transaction is being recorded using the deposit method of accounting which requires the Partnership to continue to report on its financial statements the Aircraft, other assets, liabilities and any related debt even if they have been assumed by Triton. Cash received from Triton, including initial down payment and subsequent collection of principal and interest, is reported as a deposit on the contract. As of June 30, 1997, the balance of the deposit account included in other assets on the balance sheet was $249,909, representing the net excess of the amounts transferred to Triton with the Aircraft including; rents, receivables and other amounts accruing from April 1, 1997 to the closing dates for each of the Aircraft, and security deposits over the cash received from Triton for the pro rata down payment and pro rata principal and interest payments on the Promissory Note. A sale will be recognized with respect to this transaction if the net cash received from Triton demonstrates that its financial investment is sufficient to indicate that, for accounting purposes, the risks of ownership of the Aircraft have transferred to Triton. This amount is estimated to be approximately $3.2 million.

In accordance with GAAP, the Partnership recognized rental income up until the closing date for 11 of the 13 aircraft which occurred from May 28, 1997 to June 30, 1997, and recognized rental income through June 30, 1997 for the 2 aircraft which closed on July 21, 1997. The Partnership recorded rental income from operating leases, interest and other income totaling $1,603,571 during the three months ended June 30, 1997 related to the Aircraft. However, under the terms of the transaction, Triton was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997 to the closing dates for each of the Aircraft, which have been reflected as adjustments to the deposit account of the Partnership. Interest collected prior to sale accounting treatment is recorded as part of Triton's initial investment when the transaction is deemed a sale in accordance with GAAP.

The Aircraft transferred pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,328,482 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.

3. Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                               Payments for
                                             Three Months Ended    Payable at
                                               June 30, 1997      June 30, 1997
                                               -------------      -------------

Aircraft Management Fees                       $      5,250        $      -

Out-of-Pocket Administrative and Selling
     Expense Reimbursement                           76,109             73,690

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement               66,588              3,275
                                                -----------        -----------

                                               $    147,947        $    76,965
                                               ============        ===========


4. Subsequent Event

On August 6, 1997, the Partnership received a mandatory prepayment of principal on the Promissory Note of $1,891,402 due to the sale of two Aircraft by Triton.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the quarter ended June 30, 1997, Polaris Aircraft Income Fund IV (the Partnership) executed definitive documentation for the purchase by Triton Aviation Services IV LLC of the Partnership's remaining 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The closings for 11 of the 13 used commercial jet aircraft were completed during May 1997 and June 1997. In July 1997, the closings for the remaining 2 aircraft were completed. The 13 aircraft sold consisted of: five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft formerly leased to Viscount Air Services, Inc. (Viscount) which filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold in 1993, and five Boeing 727-200 aircraft were sold in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


REMARKETING UPDATE

Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 13 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services IV LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of 11 of the 13 Aircraft occurred from May 28, 1997 to June 30, 1997. The closings for 2 of the Aircraft occurred on July 21, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases if any. Although the aforementioned transaction was structured as a sale, under Generally Accepted Accounting Principles (GAAP), the transaction has been recorded using the deposit method of accounting as discussed in Note 2 under The Accounting Treatment of the Transaction.

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unit holders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to limited partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. During the months of intense negotiations, GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft (as described below) as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to limited partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1 1/2% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check has occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

The Terms of the Transaction - The total contract purchase price (the "Purchase Price") to the Purchaser is $29,748,000 which is allocable to the Aircraft and to certain notes receivable by the Partnership. The Purchaser paid into an escrow account $3,351,410 of the Purchase Price in cash upon the closing of the first aircraft and delivered a promissory note (the "Promissory Note") for the balance of $26,396,590. The Partnership received $2,633,833 from the escrow account on July 10, 1997 for the pro rata cash portion of the Purchase Price allocated to the 11 aircraft that closed from May 28, 1997 to June 30, 1997. The Partnership received the balance of the escrow funds of $717,577 from Triton on July 31, 1997 for the pro rata cash portion of the Purchase Price allocated to the 2 aircraft that closed on July 21, 1997. The Partnership is entitled to interest on the cash portion of the purchase price at 5.3% per annum from April 1, 1997 to the date the Partnership received the funds.

The Promissory Note is due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $1,294,663 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $4,812,392 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. Due to the fact that it was possible that 4 of the Aircraft (United Kingdom registered aircraft) would not close by June 30, 1997, the Partnership agreed with the Purchaser to accept a pro rata note payment on June 30, 1997 of $714,786. The unpaid principal balance continued to accrue interest at 12% per annum until paid. In fact, two of the four Aircraft closed on June 30, 1997 and the Partnership received $298,906 on July 10, 1997. The remaining two aircraft closed on July 21, 1997 and the Partnership received the balance of the note payment on July 29, 1997. The Promissory Note is not reflected in the balance sheet due to the Partnership using the deposit method of accounting as discussed in The Accounting Treatment of the Transaction.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like, (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

Under the terms of the transaction, the Purchaser's Manager has undertaken to make available a working capital line to the Purchaser of up to approximately $2,598,000 to fund operating obligations of the Purchaser. This working capital line is guaranteed by Triton Investments, Ltd., the parent of the Purchaser's Manager and such guarantor provided the Partnership with a copy of its most recent balance sheet showing a consolidated net worth (net of minority interests) of at least $150-million at December 31, 1996. Provided that the Purchaser is not in default in making payments due under the Promissory Note to the Partnership, the Purchaser is permitted to dividend to its equity owners an amount not to exceed approximately $70,000 per month. The Purchaser may distribute additional dividends to the equity owners to the extent of the working capital advances made by the Purchaser's Manager provided that the working capital line available to the Purchaser will be deemed increased to the extent of such dividends.

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits with respect to such leases. Cash balances related to maintenance reserves and security deposits are to be transferred to the Purchaser on or after the Aircraft closing dates. As of June 30, 1997, the Partnership had transferred $150,000 in security deposits and maintenance reserves to the
Purchaser. In July 1997, security deposits and maintenance reserves of $5,010,507 were transferred to the Purchaser and any remaining cash balances should be transferred to the Purchaser by the end of the third quarter.

Neither PIMC nor GECAS will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI have also sold certain aircraft assets to separate special purpose companies under common management with the Purchaser (collectively, together with the Purchaser, the "SPC's") on terms similar to those set forth above, with the exception of the Polaris Aircraft Income Fund VI aircraft, which were sold on an all cash basis.

The Accounting Treatment of the Transaction - As noted above and in accordance with GAAP, this transaction has not been accounted for as a sale as of June 30, 1997. This transaction is being recorded using the deposit method of accounting which requires the Partnership to continue to report on its financial statements the Aircraft, other assets, liabilities and any related debt even if they have been assumed by Triton. Cash received from Triton, including initial down payment and subsequent collection of principal and interest, is reported as a deposit on the contract. As of June 30, 1997, the balance of the deposit account included in other assets on the balance sheet was $249,909, representing the net excess of the amounts transferred to Triton with the Aircraft including; rents, receivables and other amounts accruing from April 1, 1997 to the closing dates for each of the Aircraft, and security deposits over the cash received from Triton for the pro rata down payment and pro rata principal and interest payments on the Promissory Note. A sale will be recognized with respect to this transaction if the net cash received from Triton demonstrates that its financial investment is sufficient to indicate that, for accounting purposes, the risks of ownership of the Aircraft have transferred to Triton. This amount is estimated to be approximately $3.2 million.

In accordance with GAAP, the Partnership recognized rental income up until the closing date for 11 of the 13 aircraft which occurred from May 28, 1997 to June 30, 1997, and recognized rental income through June 30, 1997 for the 2 aircraft which closed on July 21, 1997. The Partnership recorded rental income from operating leases, interest and other income totaling $1,603,571 during the three months ended June 30, 1997 related to the Aircraft. However, under the terms of the transaction, Triton was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997 to the closing dates for each of the Aircraft, which have been reflected as adjustments to the deposit account of the Partnership. Interest collected prior to sale accounting treatment is recorded as part of Triton's initial investment when the transaction is deemed a sale in accordance with GAAP.

The Aircraft transferred pursuant to the definitive documentation executed on May 28, 1997 have been classified as aircraft held for sale from that date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,328,482 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale is included in depreciation and amortization expense on the statement of operations for the three and six months ended June 30, 1997.


PARTNERSHIP OPERATIONS

The Partnership recorded net income of $372,140, or $0.24 per limited partnership unit, for the three months ended June 30, 1997, compared to net income of $1,155,134, or $1.66 per limited partnership unit, for the three months ended June 30, 1996. The Partnership recorded net income of $1,269,936, or $1.52 per limited partnership unit for the six months ended June 30, 1997, compared to net income of $2,075,753, or $2.86 per limited partnership unit, for the six months ended June 30, 1996.

Rental revenues, net of related management fees, decreased during the three and six months ended June 30, 1997 as compared to the same periods in 1996. One factor contributing to the decrease during both the three and six months ended June 30, 1997 was the sale of the Partnership's aircraft to Triton, as previously discussed under the Remarketing Update section.

Another factor contributing to the decrease in rental revenues for the six months ended June 30, 1997, was the absence of rental revenues from the two aircraft formerly leased to Viscount, which were returned to the Partnership in September and October 1996. In addition, rental revenues decreased from the Continental leases that were renewed in June 1996 for a one-year term through June 1997 at the current market lease rate which is approximately 51% of the prior lease rate. Rental revenues from Continental further decreased during the three months ended March 31, 1997 as compared to the same period in 1996, due to Continental having completed its payment of the deferred rental amounts in the first quarter of 1997, which have been recognized as income when received.

The leases of five McDonnell Douglas DC-9-30 aircraft with Continental were originally scheduled to expire in June 1996. Continental exercised their right to extend the leases for the five aircraft for a one-year term commencing in July 1996 at the current fair market monthly lease rate, which is approximately 65% of the prior lease rate.

The Partnership recorded depreciation adjustments to certain of the Partnership's aircraft in 1996. The increased depreciation expense reduces the aircraft's carrying value and reduces the amount of future depreciation expense that the Partnership will recognize over the projected remaining economic life of the aircraft. As discussed previously in the Remarketing Update section, the Partnership's 13 aircraft have been classified as aircraft held for sale in May 1997. During the second quarter of 1997, the Partnership recorded adjustments to the estimated fair value of aircraft held for sale of $1,328,482, which is included in depreciation expense for the three and six months ended June 30, 1997.

The Partnership recorded an allowance for credit losses during the first quarter of 1996 for certain unpaid rent and accrued interest receivables from Viscount during the first quarter of 1996 as a result of Viscount's default on certain obligations due the Partnership and Viscount's subsequent bankruptcy filing. The aggregate allowance for credit losses of $307,127 for these obligations was reflected in the provision for credit losses in the Partnership's statement of income for the six months ended June 30, 1996. In addition, the Partnership recognized legal costs of approximately $179,000 related to the Viscount default and its Chapter 11 bankruptcy filing and are reflected as operating expense in the Partnership's statement of income for the six months ended June 30, 1996.

Interest income decreased during the three and six months ended June 30, 1997 as compared to the same periods in 1996 due to the payoff of the ATA note in March 1996 and the Continental note in September 1996, and a decrease in interest income on the deferred rent payments due from Continental that ended in the first quarter of 1997.

Administration and other expenses increased during the three and six months ended June 30, 1997 as compared to the same periods in 1996, due to increases in printing and postage costs combined with an increase in outside services.


LIQUIDITY AND CASH DISTRIBUTIONS

Liquidity - The Partnership received payments on the Promissory Note due on June 30, 1997 from Triton in June and July of 1997, which was agreed upon by both the Partnership and the Purchaser as discussed under Sale of Aircraft to Triton . PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event the Purchaser defaults under the Promissory Note and for other contingencies including expenses of the Partnership. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended June 30, 1997 and 1996 were $2,499,820, or $5.00 per limited partnership unit, and $3,124,775, or $6.25 per limited partnership unit, respectively. Cash distributions to limited partners during the six months ended June 30, 1997 and 1996 were $4,999,640, or $10.00 per limited partnership unit, and $6,249,550, or $12.50 per limited partnership unit, respectively.

In accordance with the Limited Partnership Agreement, cash distributions are to be allocated 90% to the limited partners and 10% to the general partner. In July 1997, the Partnership made a cash distribution to limited partners of $8,664,376 ($17.33 per limited partnership unit) and $962,708 to the general partner. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements including expenses of the Partnership, as previously discussed in the Liquidity section, and the receipt of note payments from Triton.

                           Part II. Other Information


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - On May 12, 1997, plaintiffs appealed the Superior Court's denial of their motion seeking to enjoin the sale by the Partnership of certain of its aircraft and notes receivable. On May 15, 1997, the Appellate Court denied plaintiffs' appeal. On May 19, 1997, plaintiffs appealed the Superior Court's denial of their motion to the Supreme Court of Massachusetts. The Supreme Court of Massachusetts denied plaintiffs' appeal on May 29, 1997. On May 23, 1997, the defendants filed a motion to dismiss the action.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris
Investment Management Corporation, et al. was filed on behalf of the unit holders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 2, under the caption "Remarketing Update -- Sale of Aircraft to Triton."

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. Except as discussed below, there have been no material developments with respect to any of the actions described therein during the period covered by this report.

The following actions have been settled pursuant to a settlement agreement entered into on June 6, 1997:

- Thelma Abrams, et al. v. Polaris Holding Company, et al.
- Sara J. Bishop, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Enita V. Elphick, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Janet K. Johnson, et al. v. Polaris Holding Company, et al.
- Wayne W. Kuntz, et al. v. Polaris Holding Company, et al.
- Joyce H. McDevitt, et al. v. Polaris Holding Company, et al.
- Mary Grant Tarrer, et al. v. Kidder, Peabody & Co. Incorporated, et al.
- Harry R. Wilson, et al. v. Polaris Holding Company, et al.
- George Zicos, et al. v. Polaris Holding Company, et al.

- Michael J. Ouellette, et al. v. Kidder, Peabody & Co. Incorporated, et al.; Thelma A. Rolph, et al. v. Polaris Holding Company, et al.; Carl L. Self, et al.
v. Polaris Holding Company, et al. - On or about March 21, 1997, three complaints were filed in the Superior Court of the State of California,

County of Sacramento naming as defendants Kidder, Peabody & Company, Incorporated, Polaris Holding Company, Polaris Aircraft Leasing Corporation, Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Jet Leasing, Inc., Polaris Technical Services, Inc., General Electric Company, General Electric Capital Services, General Electric Capital Corporation, GE Capital Aviation Services and Does 1-100. The first complaint, entitled Michael J. Ouellette, et al. v. Kidder Peabody & Co., et al., was filed by over 50 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The second complaint, entitled Thelma A. Rolph, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. The third complaint, entitled Carl L. Self, et al. v. Polaris Holding Company, et al., was filed by over 500 individual plaintiffs who purchased limited partnership units in one or more of Polaris Aircraft Income Funds I-VI. Each complaint alleges violations of state common law, including fraud, negligent misrepresentation and breach of fiduciary duty, and violations of the rules of the National Association of Securities Dealers, Inc. Each complaint seeks to recover compensatory damages and punitive damages in an unspecified amount, interest and rescission with respect to Polaris Aircraft Income Funds I-VI and all other limited partnerships alleged to have been sold by Kidder Peabody to the plaintiffs.


Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    27.  Financial Data Schedules (Filed electronically only)

b)  Reports on Form 8-K

    A Current Report on Form 8-K, dated May 28, 1997, reporting the sale of assets under Item 2 was filed on June 12, 1997.

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

                                   POLARIS AIRCRAFT INCOME FUND IV,
                                   A California Limited Partnership
                                   (Registrant)
                                   By: Polaris Investment
                                       Management Corporation,
                                       General Partner




         August 12, 1997               By: /S/Marc A. Meiches
---------------------------------          ------------------
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