Form 10-Q
period 1997-09-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1997-11-13
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           ---------------------------

                                    FORM 10-Q

                           ---------------------------



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from ___to___

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

          FORM 10-Q - For the Quarterly Period Ended September 30, 1997




                                      INDEX


Part I.       Financial Information                                        Page


         Item 1.  Financial Statements

              a)  Balance Sheets - September 30, 1997 and
                  December 31, 1996..........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1997 and 1996..........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1996
                  and Nine Months Ended September 30, 1997...................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1997 and 1996..........................6

              e)  Notes to Financial Statements..............................7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.........11



Part II.      Other Information

         Item 1.  Legal Proceedings.........................................16

         Item 6.  Exhibits and Reports on Form 8-K..........................16

         Signature    ......................................................17

                          Part I. Financial Information
                          -----------------------------
Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                 September 30,    December 31,
                                                     1997            1996
                                                     ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                       $ 18,065,499     $ 23,989,285

RENT AND OTHER RECEIVABLES                              --            943,708

NOTE RECEIVABLE                                   18,545,096             --

AIRCRAFT, net of accumulated depreciation of
   $88,490,049 in 1996                                  --         30,187,395

OTHER ASSETS                                            --             22,099
                                                ------------     ------------

                                                $ 36,610,595     $ 55,142,487
                                                ============     ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                           $    161,649     $    216,319

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                       415,096          322,513

LESSEE SECURITY DEPOSITS                                --          1,124,529

MAINTENANCE RESERVES                                   1,006        5,409,620
                                                ------------     ------------

        Total Liabilities                            577,751        7,072,981
                                                ------------     ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                (4,095,869)      (3,975,366)
   Limited Partners, 499,964 units
      issued and outstanding                      40,128,713       52,044,872
                                                ------------     ------------

        Total Partners' Capital                   36,032,844       48,069,506
                                                ------------     ------------

                                                $ 36,610,595     $ 55,142,487
                                                ============     ============

        The accompanying notes are an integral part of these statements.



                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                            -------------         -------------
                                           1997       1996       1997       1996
                                           ----       ----       ----       ----
REVENUES:
   Rent from operating leases         $   94,889  $2,361,349  $3,813,721  $8,664,507
   Interest                              193,370     324,128     756,218   1,077,051
   Gain on sale of aircraft              951,579        --       951,579       --
   Other                                 779,893      15,386     807,388      15,386
                                      ----------  ----------  ----------  ----------

           Total Revenues              2,019,731   2,700,863   6,328,906   9,756,944
                                      ----------  ----------  ----------  ----------

EXPENSES:
   Depreciation and amortization           3,013   1,986,210   2,685,475   6,030,874
   Management fees to general partner       --       118,067     106,632     418,225
   Provision for credit losses              --       281,902        --       589,029
   Operating                              56,807      71,674     113,659     252,222
   Administration and other               84,269      74,150     277,562     221,981
                                      ----------  ----------  ----------  ----------

           Total Expenses                144,089   2,532,003   3,183,328   7,512,331
                                      ----------  ----------  ----------  ----------

NET INCOME                            $1,875,642  $  168,860  $3,145,578  $2,244,613
                                      ==========  ==========  ==========  ==========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER             $  885,108  $  314,136  $1,397,721  $  959,786
                                      ==========  ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                $  990,534  $ (145,276) $1,747,857  $1,284,827
                                      ==========  ==========  ==========  ==========

NET INCOME (LOSS) PER
   LIMITED PARTNERSHIP UNIT           $     1.98  $    (0.29) $     3.50  $     2.57
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

                                        4



                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                          Year Ended December 31, 1996 and
                                         Nine Months Ended September 30, 1997
                                         ------------------------------------
                                           General      Limited
                                           Partner      Partners       Total
                                           -------      --------       -----
Balance, December 31, 1995              $(3,651,904) $ 84,055,091  $ 80,403,187

   Net income (loss)                      1,065,327   (19,511,119)  (18,445,792)

   Cash distributions to partners        (1,388,789)  (12,499,100)  (13,887,889)
                                        -----------  ------------  ------------

Balance, December 31, 1996               (3,975,366)   52,044,872    48,069,506

   Net income                             1,397,721     1,747,857     3,145,578

   Cash distributions to partners        (1,518,224)  (13,664,016)  (15,182,240)
                                        -----------  ------------  ------------

Balance, September 30, 1997             $(4,095,869) $ 40,128,713  $ 36,032,844
                                        ===========  ============  ============


        The accompanying notes are an integral part of these statements.

                                        5



                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                       1997          1996
                                                                       ----          ----
OPERATING ACTIVITIES:
      Net income                                                  $  3,145,578  $  2,244,613
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                2,685,475     6,030,874
        Gain on sale of aircraft                                      (951,579)         --
        Net provision for credit losses                                   --        (440,689)
        Changes in operating  assets and  liabilities,
           net of effect of sale of aircraft:
           Decrease in rent and other receivables                        3,219     1,010,747
           Increase (decrease) in payable to affiliates                 (2,949)       10,193
           Increase (decrease) in accounts payable
           and accrued liabilities                                     (88,016)      181,852
           Decrease in lessee security deposits                     (1,124,529)      (12,768)
           Increase (decrease) in maintenance reserves              (5,408,614)      574,061
           Decrease in deferred income                                    --        (382,500)
                                                                  ------------  ------------

              Net cash provided by (used in) operating activities   (1,741,415)    9,216,383
                                                                  ------------  ------------

INVESTING ACTIVITIES:
      Proceeds from sale of aircraft                                 4,940,755          --
      Payments to Purchaser related to sale of aircraft             (1,792,380)         --
      Principal payments on notes receivable                         7,851,494     2,740,104
                                                                  ------------  ------------

              Net cash provided by investing activities             10,999,869     2,740,104
                                                                  ------------  ------------

FINANCING ACTIVITIES:
      Cash distributions to partners                               (15,182,240)  (10,415,917)
                                                                  ------------  ------------

              Net cash used in financing activities                (15,182,240)  (10,415,917)
                                                                  ------------  ------------

CHANGES IN CASH AND CASH
      EQUIVALENTS                                                   (5,923,786)    1,540,570

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                           23,989,285    23,456,031
                                                                  ------------  ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                               $ 18,065,499  $ 24,996,601
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

2.       Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 13 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services IV LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of 11 of the 13 Aircraft occurred from May 28, 1997 to June 30, 1997. The closings for 2 of the Aircraft occurred on July 21, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases, if any. Although the aforementioned transaction was structured as a sale, under Generally Accepted Accounting Principles (GAAP), the transaction had been recorded using the deposit method of accounting as discussed in Note 2 under The Accounting Treatment of the Transaction.

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

The Promissory Note was initially due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $1,294,663 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $4,812,392 due on March 31, 2004. As discussed in the next paragraph, these payment amounts have been adjusted due to the Purchaser's right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. Due to the possibility that 4 of the Aircraft (United Kingdom registered aircraft) would not close by June 30, 1997, the Partnership agreed with the Purchaser to accept a pro rata note payment on June 30, 1997 of $714,786. The unpaid portion of the note payment continued to accrue interest at 12% per annum until paid. In fact, two of the four Aircraft closed on June 30, 1997 and the Partnership received

$298,906 on July 10, 1997. The remaining two aircraft closed on July 21, 1997 and the Partnership received the balance of the June 30th note payment on July 29, 1997. The Promissory Note was not reflected in the June 30, 1997 balance sheet due to the Partnership using the deposit method of accounting as discussed in The Accounting Treatment of the Transaction.

In August 1997 and September 1997, the Purchaser made prepayments of principal on the Promissory Note of $1,891,402 and $5,000,000, respectively. The $1,891,402 prepayment was the result of the Purchaser selling two aircraft and the $5,000,000 was a voluntary prepayment by the Purchaser. As a result, the remaining quarterly installments of principal and interest have been adjusted to $946,157 and the balloon payment due March 31, 2004 has been adjusted to $3,831,026.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits relating to such leases. Cash balances of $5,461,043 related to maintenance reserves and security deposits were transferred to the Purchaser after the Aircraft closing dates.

Neither PIMC nor GE Capital Aviation Services, Inc. (GECAS) will receive a sales commission in connection with the transaction. In addition, PIMC will not be paid a management fee with respect to the collection of the Promissory Note or on any rents accruing from or after April 1, 1997. Neither PIMC nor GECAS or any of its affiliates holds any interest in Triton Aviation or any of Triton Aviation's affiliates. John Flynn, the current President of Triton Aviation, was a Polaris executive until May 1996 and has over 15 years experience in the commercial aviation industry. At the time Mr. Flynn was employed at PIMC, he had no affiliation with Triton Aviation or its affiliates.

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

The Accounting Treatment of the Transaction - As noted above and in accordance with GAAP, this transaction was not accounted for as a sale at the closing date. This transaction was recorded using the deposit method of accounting which required the Partnership to continue to report on its financial statements the Aircraft, other assets, liabilities and any related debt even if they were assumed by Triton. Cash received from Triton, including the initial down payment and subsequent collection of principal and interest, was reported as a deposit on the contract. In August and September 1997, the Partnership received prepayments of principal from Triton of $1,891,402 and $5,000,000, respectively. As a result, sale treatment was recorded on September 30, 1997.

In accordance with GAAP, the Partnership recognized rental income through the closing date for the Aircraft which occurred from May 28, 1997 to July 21, 1997. The Partnership recorded rental income from operating leases, interest and other income totaling $94,889 and $1,603,571 during the three months ended September 30, 1997 and June 30, 1997, respectively, related to the Aircraft. However, under the terms of the transaction, Triton was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997 to the closing dates for each of the Aircraft, which have been reflected as adjustments to the sales proceeds received by the Partnership. Interest collected on the Promissory Note prior to sale accounting treatment was recorded as part of Triton's initial investment and has been subsequently recognized as additional sales proceeds upon sale accounting treatment in accordance with GAAP.

The Aircraft transferred pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,328,482 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale was included in depreciation and amortization expense on the statement of operations.

3.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:





                                        Payments for the
                                       Three Months Ended        Payable at
                                       September 30, 1997     September 30, 1997
                                       ------------------     ------------------

Out-of-Pocket Administrative Expense
     Reimbursement                          $ 98,724              $ 54,198
Out-of-Pocket Operating and
     Remarketing Expense Reimbursement        56,081               107,451
                                            --------              --------

                                            $154,805              $161,649
                                            ========              ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In May 1997, Polaris Aircraft Income Fund IV (the Partnership) executed definitive documentation for the purchase by Triton Aviation Services IV LLC of the Partnership's remaining 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. The closings for 11 of the 13 used commercial jet aircraft were completed during May 1997 and June 1997. In July 1997, the closings for the remaining 2 aircraft were completed. The 13 aircraft sold consisted of: five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing 737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft formerly leased to Viscount Air Services, Inc. (Viscount) which filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Out of an original portfolio of 33 aircraft, one Boeing 727-100 was declared a casualty loss due to an accident in 1991, fourteen Boeing 727-100 Freighters were sold in 1993, and five Boeing 727-200 aircraft were sold in May 1994. In 1993, ATA transferred to the Partnership two Boeing 727-100 aircraft as part of the ATA lease transaction. One of these Boeing 727-100 aircraft was sold in February 1994 and the second Boeing 727-100 aircraft was sold in August 1994.


Remarketing Update

Sale of Aircraft to Triton

On May 28, 1997, Polaris Investment Management Corporation (the "General Partner" or "PIMC"), on behalf of the Partnership, executed definitive documentation for the purchase of the Partnership's 13 remaining aircraft (the "Aircraft") and certain of its notes receivables by Triton Aviation Services IV LLC, a special purpose company (the "Purchaser" or "Triton"). The closings for the purchase of 11 of the 13 Aircraft occurred from May 28, 1997 to June 30, 1997. The closings for 2 of the Aircraft occurred on July 21, 1997. The Purchaser is managed by Triton Aviation Services, Ltd. ("Triton Aviation" or the "Manager"), a privately held aircraft leasing company which was formed in 1996 by Triton Investments, Ltd., a company which has been in the marine cargo container leasing business for 17 years and is diversifying its portfolio by leasing commercial aircraft. Each Aircraft was sold subject to the existing leases if any. Although the aforementioned transaction was structured as a sale, under Generally Accepted Accounting Principles (GAAP), the transaction had been recorded using the deposit method of accounting as discussed in Note 2 under The Accounting Treatment of the Transaction.

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

The Promissory Note was initially due in 28 quarterly installments of principal and interest commencing June 30, 1997 in the amount of $1,294,663 over a period of seven years bearing interest at a rate of 12% per annum with a balloon principal payment in the amount of $4,812,392 due on March 31, 2004. The Purchaser has the right to voluntarily prepay the Promissory Note in whole or in part at any time without penalty. In addition, the Promissory Note is subject to mandatory partial prepayment in certain specified instances. Due to the possibility that 4 of the Aircraft (United Kingdom registered aircraft) would not close by June 30, 1997, the Partnership agreed with the Purchaser to accept a pro rata note payment on June 30, 1997 of $714,786. The unpaid principal balance continued to accrue interest at 12% per annum until paid. In fact, two of the four Aircraft closed on June 30, 1997 and the Partnership received $298,906 on July 10, 1997. The remaining two aircraft closed on July 21, 1997 and the Partnership received the balance of the note payment on July 29, 1997. The Promissory Note was not reflected in the June 30, 1997 balance sheet due to the Partnership using the deposit method of accounting as discussed in The Accounting Treatment of the Transaction.

In August 1997 and September 1997, the Purchaser made prepayments of principal on the Promissory Note of $1,891,402 and $5,000,000, respectively. The $1,891,402 prepayment was the result of the Purchaser selling two aircraft and the $5,000,000 was a voluntary prepayment by the Purchaser. As a result, the remaining quarterly installments of principal and interest have been adjusted to $946,157 and the balloon payment due March 31, 2004 has been adjusted to $3,831,026.

Under the terms of the transaction, the Purchaser's assets, which are limited to the Aircraft, including any income or proceeds therefrom, and any funds made available to Purchaser under the working capital line described below constitute the sole source of payments under the Promissory Note. Although no security interest over the Aircraft or the leases is granted in favor of the Partnership, the equity interests in the Purchaser have been pledged to the Partnership. In connection with that pledge, the Purchaser is prohibited from incurring indebtedness other than (i) the Promissory Note; (ii) deferred taxes not yet due and payable; (iii) indebtedness incurred to hushkit Aircraft owned by the Purchaser; (iv) demand loans to another SPC (defined below) at a market rate of interest; and (v) debt to trade creditors incurred in the ordinary course of business. In addition, the Purchaser undertakes to keep the Aircraft and leases free of any lien, security interest or other encumbrance other than (i) inchoate taxes and materialmen's liens and the like; (ii) in the event that the Purchaser elects to install hushkits on any Aircraft, secured debt to the extent of the full cost of such hushkit and other hushkits acquired with proceeds from the same loan facility; and (iii) liens lessees are customarily permitted to incur that are required to be removed. The Purchaser has the right to sell any of the Aircraft without the consent of the Partnership, except that the Partnership's consent would be required in the event that the sale price is less than the portion of the outstanding balance of the Promissory Note which is allocable to the Aircraft in question and the Purchaser does not have sufficient funds to make up the difference. In the event that any of the Aircraft are sold by the Purchaser, the Promissory Note is subject to a mandatory prepayment of the portion of the Promissory Note which is allocable to the Aircraft sold.

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

Under the purchase agreement, the Purchaser purchased the Aircraft effective as of April 1, 1997 notwithstanding the actual closing dates. The utilization of an effective date facilitated the determination of rent and other allocations between the parties. The Purchaser has the right to receive all income and proceeds, including rents and receivables, from the Aircraft accruing from and after April 1, 1997, and the Promissory Note commenced bearing interest as of April 1, 1997 subject to the closing of the Aircraft. Each Aircraft was sold subject to the existing leases, if any, and as part of the transaction the Purchaser assumes all obligations relating to maintenance reserves and security deposits relating to such leases. Cash balances of $5,461,043 related to maintenance reserves and security deposits were transferred to the Purchaser after the Aircraft closing dates.

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

The Accounting Treatment of the Transaction - As noted above and in accordance with GAAP, this transaction was not accounted for as a sale at the closing date. This transaction was recorded using the deposit method of accounting which required the Partnership to continue to report on its financial statements the Aircraft, other assets, liabilities and any related debt even if they were assumed by Triton. Cash received from Triton, including the initial down payment and subsequent collection of principal and interest, was reported as a deposit on the contract. In August and September 1997, the Partnership received prepayments of principal from Triton of $1,891,402 and $5,000,000, respectively. As a result, sale treatment was recorded on September 30, 1997.

In accordance with GAAP, the Partnership recognized rental income through the closing date for the Aircraft which occurred from May 28, 1997 to July 21, 1997. The Partnership recorded rental income from operating leases, interest and other income totaling $94,889 and $1,603,571 during the three months ended September 30, 1997 and June 30, 1997, respectively, related to the Aircraft. However, under the terms of the transaction, Triton was entitled to receive payment of the rents, receivables and other income accruing from April 1, 1997 to the closing dates for each of the Aircraft, which have been reflected as adjustments to the sales proceeds received by the Partnership. Interest collected on the Promissory Note prior to sale accounting treatment was recorded as part of Triton's initial investment and has been subsequently recognized as additional sales proceeds upon sale accounting treatment in accordance with GAAP.

The Aircraft transferred pursuant to the definitive documentation executed on May 28, 1997 had been classified as aircraft held for sale from that date. Under GAAP, aircraft held for sale are carried at their fair market value less estimated costs to sell. The adjustment to the sales proceeds described above and revisions to estimated costs to sell the Aircraft required the Partnership to record an adjustment to the net carrying value of the aircraft held for sale of $1,328,482 during the three months ended June 30, 1997. This adjustment to the net carrying value of the aircraft held for sale was included in depreciation and amortization expense on the statement of operations.


Partnership Operations

The Partnership recorded net income of $1,875,642, or $1.98 per limited partnership unit for the three months ended September 30, 1997, compared to net income of $168,860, or an allocated net loss of $0.29 per limited partnership unit, for the same period in 1996. The Partnership recorded net income of $3,145,578, or $3.50 per limited partnership unit for the nine months ended September 30, 1997, compared to net income of $2,244,613, or $2.57 per limited partnership unit, for the same period in 1996.

The Partnership reported decreases in rent from operating leases, management fees and depreciation expense during the three and nine months ended September 30, 1997, as compared to the same period in 1996, due to the sale of the remaining Aircraft to Triton. As discussed in Note 2 to the financial statements, the Partnership did not recognize this transaction as a sale until September 30, 1997, at which time it recognized a gain on sale of $951,579.

During 1996, the Partnership recorded provisions for credit losses aggregating $589,029 for certain rent and interest receivables from Viscount and recognized legal expenses aggregating $250,000 incurred during the first three quarters of 1996 related to the Viscount default and Chapter 11 bankruptcy filing.

Interest income decreased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996 due to the payoff of the ATA note in March 1996 and the Continental note in September 1996, and a decrease in interest income on the deferred rent payments due from Continental that ended in the first quarter of 1997.

The Partnership recognized as other revenue in the third quarter of 1997, maintenance reserves aggregating $779,893 that were previously paid to the Partnership by a former lessee for the aircraft that was sold to Triton in 1997.

Administration and other expenses increased during the three and nine months ended September 30, 1997 as compared to the same periods in 1996, due to increases in printing and postage costs combined with an increase in outside services.


Liquidity and Cash Distributions

Liquidity -The Partnership received all payments due on the Promissory Note from Triton during the nine months ended September 30, 1997. PIMC has determined that the Partnership maintain cash reserves as a prudent measure to insure that the Partnership has available funds in the event Triton defaults under the
Promissory  Note  and  for  other   contingencies   including  expenses  of  the
Partnership.

The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.

Cash Distributions - Cash distributions to limited partners during the three months ended September 30, 1997 were $8,664,376, or $17.33 per limited partnership unit, compared to $3,124,775, or $6.25 per limited partnership unit for the three months ended September 30, 1996. Cash distributions to limited partners during the nine months ended September 30, 1997 were $13,664,016, or $27.33 per limited partnership unit, compared to $9,374,325, or $18.75 per limited partnership unit for the nine months ended September 30, 1996. The timing and amount of future cash distributions are not yet known and will depend on the Partnership's future cash requirements (including expenses of the Partnership) and need to retain cash reserves, as previously discussed in the Liquidity section, and the receipt of note payments from Triton.

                           Part II. Other Information


Item 1.        Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1996 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1997 and June 30, 1997, there are a number of pending legal actions or proceedings involving the Partnership. Except as discussed below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Equity Resources, Inc., et al. v. Polaris Investment Management Corporation, et al. - As previously disclosed, on May 23, 1997, the defendants filed a motion to dismiss this action. Subsequently, plaintiffs voluntarily sought dismissal of their suit without prejudice. On September 16, 1997, the court dismissed plaintiffs' complaint without prejudice.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On September 2, 1997, an amended complaint was filed adding additional plaintiffs. On September 16, 1997, the Polaris defendants filed a demurrer seeking to dismiss the amended complaint. Simultaneously with the filing of the demurrer, the Polaris defendants sought a stay of discovery. The hearing on the demurrer occurred on November 4, 1997. On November 5, 1997, the court granted the Polaris defendants' demurrer and ordered that plaintiffs be given 10 days leave to amend their complaint to plead demand futility.

On or about October 14, 1997, the plaintiffs in this action filed a separate Petition for Writ of Mandate in the San Francisco Superior Court entitled Ron Wallace, et al. v. Polaris Investment Management Corp., et al., seeking to obtain access to all the Partnership's books, records and documents. Subsequently, pursuant to an agreement between the parties, plaintiffs agreed to dismiss their Petition for Writ of Mandate with prejudice and the Polaris defendants agreed to withdraw its motion seeking a stay of discovery.

Other Proceedings - Item 10 in Part III of the Partnership's  1996 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1997 and June 30, 1997 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. With the exception of Novak, et al v. Polaris Holding Company, et al, (which has been dismissed, as discussed in the 1996 Form 10-K) where the Partnership was named as a defendant for procedural purposes, the Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6.        Exhibits and Reports on Form 8-K

a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    27.  Financial Data Schedules.

b)  Reports on Form 8-K

    A Current Report on Form 8-K/A, dated May 28, 1997, amending certain exhibits listed in Item 7, was filed on August 18, 1997.

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

                                       POLARIS AIRCRAFT INCOME FUND IV,
                                       A California Limited Partnership
                                       (Registrant)
                                       By: Polaris Investment
                                           Management Corporation,
                                           General Partner




        November 12, 1997                  By: /S/Marc A. Meiches
----------------------------------             --------------------------------
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