Form 10-Q
period 1998-03-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1998-05-14
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                        State of Organization: California
                   IRS Employer Identification No. 94-3039169
                201 High Ridge Road, Stamford, Connecticut 06927
                           Telephone - (203) 357-3776



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes _X_ No ___









                       This document consists of 11 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

            FORM 10-Q - For the Quarterly Period Ended March 31, 1998




                                      INDEX


Part I.  Financial Information                                             Page


     Item 1.  Financial Statements

        a)  Balance Sheets - March 31, 1998 and
            December 31, 1997..............................................  3

        b)  Statements of Operations - Three Months Ended
            March 31, 1998 and 1997........................................  4

        c)  Statements of Changes in Partners' Capital
            (Deficit) - Year Ended December 31, 1997
            and Three Months Ended March 31, 1998..........................  5

        d)  Statements of Cash Flows - Three Months
            Ended March 31, 1998 and 1997..................................  6

        e)  Notes to Financial Statements..................................  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................  9



Part II. Other Information

     Item 1.  Legal Proceedings............................................ 10

     Item 6.  Exhibits and Reports on Form 8-K............................. 10

     Signature    ......................................................... 11

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     March 31,     December 31,
                                                       1998            1997
                                                       ----            ----
ASSETS:

CASH AND CASH EQUIVALENTS                          $  2,068,211    $ 34,023,841

OTHER RECEIVABLES                                           374             -
                                                   ------------    ------------

                                                   $  2,068,585    $ 34,023,841
                                                   ============    ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                              $     98,949    $    190,967

ACCOUNTS PAYABLE AND ACCRUED
   LIABILITIES                                          420,901         325,984
                                                   ------------    ------------

        Total Liabilities                               519,850         516,951
                                                   ------------    ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                   (7,794,458)     (4,825,310)
   Limited Partners, 499,954 and 499,964 units
      outstanding in 1998 and 1997, respectively      9,343,193      38,332,200
                                                   ------------    ------------

        Total Partners' Capital                       1,548,735      33,506,890
                                                   ------------    ------------

                                                   $  2,068,585    $ 34,023,841
                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Three Months Ended March 31,
                                                   ----------------------------

                                                      1998              1997
                                                      ----              ----
REVENUES:
    Rent from operating leases                    $       -         $2,132,642
    Interest                                          233,496          291,123
    Other                                                 -             16,333
                                                   ----------       ----------

               Total Revenues                         233,496        2,440,098
                                                   ----------       ----------

EXPENSES:
    Depreciation and amortization                         -          1,350,966
    Management fees to general partner                    -            106,632
    Operating                                          86,562            5,318
    Administration and other                           96,123           79,386
                                                   ----------       ----------

               Total Expenses                         182,685        1,542,302
                                                   ----------       ----------

NET INCOME                                         $   50,811       $  897,796
                                                   ==========       ==========

NET INCOME ALLOCATED
    TO THE GENERAL PARTNER                         $  231,669       $  258,935
                                                   ==========       ==========

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS                            $ (180,858)      $  638,861
                                                   ==========       ==========

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                               $    (0.36)      $     1.28
                                                   ==========       ==========

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                         Year Ended December 31, 1997 and
                                         Three Months Ended March 31, 1998
                                         ---------------------------------

                                      General         Limited
                                      Partner        Partners          Total
                                      -------        --------          -----

Balance, December 31, 1996         $ (3,975,366)   $ 52,044,872    $ 48,069,506

   Net income                           979,368       2,751,143       3,730,511

   Cash distributions to partners    (1,829,312)    (16,463,815)    (18,293,127)
                                   ------------    ------------    ------------
Balance, December 31, 1997           (4,825,310)     38,332,200      33,506,890

   Net income (loss)                    231,669        (180,858)         50,811

   Capital redemptions (10 units)           -              (800)           (800)

   Cash distributions to partners    (3,200,817)    (28,807,349)    (32,008,166)
                                   ------------    ------------    ------------
Balance, March 31, 1998            $ (7,794,458)   $  9,343,193    $  1,548,735
                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                         1998            1997
                                                         ----            ----
OPERATING ACTIVITIES:
      Net income                                   $     50,811    $    897,796
      Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                       -         1,350,966
        Changes in operating assets and
           liabilities:
           Increase in rent and other receivables          (374)        (45,702)
           Increase in other assets                         -           (33,269)
           Increase (decrease) in payable to
             affiliates                                 (92,018)             42
           Increase (decrease) in accounts payable
               and accrued liabilities                   94,917         (45,482)
           Increase in lessee security deposits             -            12,827
           Decrease in maintenance reserves                 -          (151,117)
                                                   ------------    ------------

              Net cash provided by operating
                activities                               53,336       1,986,061
                                                   ------------    ------------

FINANCING ACTIVITIES:
      Capital redemptions                                  (800)            -
      Cash distributions to partners                (32,008,166)     (2,777,578)
                                                   ------------    ------------

              Net cash used in financing
                activities                          (32,008,966)     (2,777,578)
                                                   ------------    ------------

CHANGES IN CASH AND CASH
      EQUIVALENTS                                   (31,955,630)       (791,517)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                            34,023,841      23,989,285
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                $  2,068,211    $ 23,197,768
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund IV's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles (GAAP). These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996, and 1995 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K.


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                             Payments for
                                          Three Months Ended       Payable at
                                            March 31, 1998       March 31, 1998
                                            --------------       --------------

Out-of-Pocket Administrative Expense
     Reimbursement                              $ 67,346           $ 75,851

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement           129,498             23,098
                                                --------           --------

                                                $196,844           $ 98,949
                                                ========           ========


3.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the general partner and the limited partners. Such allocations are made using income or loss calculated under GAAP for book purposes, which varies from income or loss calculated for tax purposes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed below under "Liquidity and Cash Distributions," Polaris Investment Management Corporation (PIMC, or the General Partner), is in the process of winding up the business of Polaris Aircraft Income Fund IV (the Partnership). During 1997, the Partnership sold its remaining portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft.


Partnership Operations

The Partnership reported net income of $50,811, which, after allocation in accordance with the partnership agreement, resulted in a net loss of $0.36 per limited partnership unit, for the three months ended March 31, 1998, compared to net income of $897,796, or $1.28 per unit, for the same period in 1997.

The decline in operating results during the three months ended March 31, 1998, as compared to the same period in 1997, was primarily due to the sale of the Partnership's remaining aircraft in 1997.

Interest income decreased during the three months ended March 31, 1998, as compared to the same period in 1997, primarily due to a decrease in the cash reserves in 1998. The decrease in the cash reserves resulted from cash
distributions,   as  discussed  in  the  liquidity   section.   Another   factor
contributing to the decrease in interest income was the absence of interest income on the deferred rent payments due from Continental that ended when the final payment was made in 1997.

Operating expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to an increase in legal expenses related to the sale of the remaining aircraft.

Administration and other expenses increased during the three months ended March 31, 1998 as compared to the same period in 1997, due to increases in printing and postage costs related to an additional distribution.


Liquidity and Cash Distributions

Liquidity - As previously discussed, the Partnership sold its remaining aircraft during 1997. Polaris Investment Management Corporation, the general partner, has determined that the Partnership maintain cash reserves as a prudent measure to ensure that the Partnership has available sufficient funds to satisfy anticipated contingencies and expenses in connection with winding up its business. The Partnership's cash reserves will be monitored and may be revised from time to time as further information becomes available in the future.


Cash Distributions - Cash distributions to limited partners were $28,807,349 or $57.62 per limited partnership unit, and $2,499,820 or $5.00 per limited partnership unit during the three months ended March 31, 1998 and 1997, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services IV LLC on December 30, 1997. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently, the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission on
Form 10-K (Form 10-K), there are a number of pending legal actions or proceedings involving the Partnership. There have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Other Proceedings - Item 10 in Part III of the Partnership's 1997 Form 10-K discusses certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


Item 6. Exhibits and Reports on Form 8-K

a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        27. Financial Data Schedule (in electronic format only).

b)      Reports on Form 8-K

        A Current Report on Form 8-K, dated December 30, 1997, reporting a prepayment in full of the Promissory Note from Triton Aviation Services IV LLC, was filed on January 5, 1998.

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

                               POLARIS AIRCRAFT INCOME FUND IV,
                               A California Limited Partnership
                               (Registrant)
                               By:   Polaris Investment
                                     Management Corporation,
                                     General Partner




         May 13, 1998                By:       /S/Marc A. Meiches
-----------------------------                  --------------------------------
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