Form 10-Q
period 1998-06-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1998-08-13
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

            FORM 10-Q - For the Quarterly Period Ended June 30, 1998




                                      INDEX


Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - June 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Six Months
                  Ended June 30, 1998 and 1997................................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Six Months Ended June 30, 1998..........................5

              d)  Statements of Cash Flows - Six Months
                  Ended June 30, 1998 and 1997................................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



Part II.      Other Information

         Item 1.      Legal Proceedings.......................................9

         Item 6.      Exhibits and Reports on Form 8-K........................9

         Signature    .......................................................10

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         1998          1997
                                                         ----          ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  1,940,088   $ 34,023,841

OTHER RECEIVABLES                                            250           --
                                                    ------------   ------------

                                                    $  1,940,338   $ 34,023,841
                                                    ============   ============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    157,107   $    190,967

ACCOUNTS PAYABLE AND ACCRUED
LIABILITIES                                              339,502        325,984
                                                    ------------   ------------

        Total Liabilities                                496,609        516,951
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (7,768,799)    (4,825,310)
   Limited Partners, 499,954 and 499,964 units
      outstanding in 1998 and 1997, respectively       9,212,528     38,332,200
                                                    ------------   ------------

        Total Partners' Capital                        1,443,729     33,506,890
                                                    ------------   ------------

                                                    $  1,940,338   $ 34,023,841
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                               POLARIS AIRCRAFT INCOME FUND IV,
                               A California Limited Partnership

                                   STATEMENTS OF OPERATIONS
                                         (Unaudited)



                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                                 --------                    --------

                                            1998           1997         1998          1997
                                            ----           ----         ----          ----

REVENUES:
     Rent from operating leases          $      --     $ 1,586,190  $      --     $ 3,718,832
     Interest                                 26,979       271,725      260,475       562,848
     Other                                      --          11,162         --          27,495
                                         -----------   -----------  -----------   -----------

             Total Revenues                   26,979     1,869,077      260,475     4,309,175
                                         -----------   -----------  -----------   -----------

EXPENSES:
     Depreciation and amortization              --       1,331,496         --       2,682,462
     Management fees to general partner         --            --           --         106,632
     Operating                                35,981        51,534      122,543        56,852
     Administration and other                 96,004       113,907      192,127       193,293
                                         -----------   -----------  -----------   -----------

             Total Expenses                  131,985     1,496,937      314,670     3,039,239
                                         -----------   -----------  -----------   -----------

NET INCOME (LOSS)                        $  (105,006)  $   372,140  $   (54,195)  $ 1,269,936
                                         ===========   ===========  ===========   ===========

NET INCOME ALLOCATED TO
     THE GENERAL PARTNER                 $    25,659   $   253,678  $   257,328   $   512,613
                                         ===========   ===========  ===========   ===========

NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS                 $  (130,665)  $   118,462  $  (311,523)  $   757,323
                                         ===========   ===========  ===========   ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT                    $     (0.26)  $      0.24  $     (0.62)  $      1.52
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

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                           Six Months Ended June 30, 1998
                                           ------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----


Balance, December 31, 1996           $ (3,975,366)  $ 52,044,872   $ 48,069,506

     Net income                           979,368      2,751,143      3,730,511

     Cash distributions to partners    (1,829,312)   (16,463,815)   (18,293,127)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (4,825,310)    38,332,200     33,506,890

   Net income (loss)                      257,328       (311,523)       (54,195)

   Capital redemptions (10 units)            --             (800)          (800)

   Cash distributions to partners      (3,200,817)   (28,807,349)   (32,008,166)
                                     ------------   ------------   ------------

Balance, June 30, 1998               $ (7,768,799)  $  9,212,528   $  1,443,729
                                     ============   ============   ============

       The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                      -------------------------

                                                         1998           1997
                                                         ----           ----
OPERATING ACTIVITIES:
   Net income (loss)                                $    (54,195)  $  1,269,936
   Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                       --        2,682,462
        Changes in operating assets and
           liabilities:
           Increase in rent and other receivables           (250)        (6,893)
           Increase in other assets                         --         (250,724)
           Decrease in payable to affiliates             (33,860)       (87,634)
           Increase (decrease) in accounts payable
              and accrued liabilities                     13,518         (1,213)
           Increase in lessee security deposits             --           26,205
           Decrease in maintenance reserves                 --         (239,804)
                                                    ------------   ------------

             Net cash provided by (used in)
               operating activities                      (74,787)     3,392,335
                                                    ------------   ------------


FINANCING ACTIVITIES:
   Capital redemptions                                      (800)          --
   Cash distributions to partners                    (32,008,166)    (5,555,155)
                                                    ------------   ------------

             Net cash used in financing
               activities                            (32,008,966)    (5,555,155)
                                                    ------------   ------------


CHANGES IN CASH AND CASH
   EQUIVALENTS                                       (32,083,753)    (2,162,820)


CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                34,023,841     23,989,285
                                                    ------------   ------------


CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $  1,940,088   $ 21,826,465
                                                    ============   ============

       The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Accounting Principles and Policies

In the opinion of management, the financial statements presented herein include all adjustments, consisting only of normal recurring items, necessary to summarize fairly Polaris Aircraft Income Fund IV's (the Partnership's) financial position and results of operations. The financial statements have been prepared in accordance with the instructions of the Quarterly Report to the Securities and Exchange Commission (SEC) Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto for the years ended December 31, 1997, 1996, and 1995 included in the Partnership's 1997 Annual Report to the SEC on Form 10-K (Form 10-K).


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                                 Payments for
                                              Three Months Ended    Payable at
                                                 June 30, 1998     June 30, 1998
                                                 -------------     -------------

Out-of-Pocket Administrative and Selling
     Expense Reimbursement                          $125,893         $152,970

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement                29,336            4,137
                                                    --------         --------

                                                    $155,229         $157,107
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


Partnership Operations

The Partnership recorded a net loss of $105,006, or $0.26 per limited partnership unit, for the three months ended June 30, 1998, compared to net income of $372,140, or $0.24 per limited partnership unit, for the three months ended June 30, 1997. The Partnership recorded a net loss of $54,195, or $0.62 per limited partnership unit for the six months ended June 30, 1998, compared to net income of $1,269,936, or $1.52 per limited partnership unit, for the six months ended June 30, 1997.

The decline in operating results during the three and six months ended June 30, 1998, as compared to the same periods in 1997, was primarily due to the sale of the Partnership's remaining aircraft in 1997.

Interest income decreased during the three months and six months ended June 30, 1998, as compared to the same periods in 1997, primarily due to a decrease in the cash reserves in 1998. The decrease in the cash reserves resulted from cash distributions, as discussed in the liquidity section. Another factor contributing to the decrease in interest income was the absence of interest income on the deferred rent payments due from Continental that ended when the final payment was made in 1997.

Operating expenses increased during the six months ended June 30, 1998 as compared to the same period in 1997, primarily due to an increase in legal expenses related to the sale of the remaining aircraft.


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

Cash Distributions - There were no cash distributions to limited partners during the three months ended June 30, 1998, compared to $2,499,820, or $5.00 per limited partnership unit, during the three months ended June 30, 1997. Cash distributions to limited partners during the six months ended June 30, 1998 and 1997 were $28,807,349, or $57.62 per limited partnership unit, and $4,999,640, or $10.00 per limited partnership unit, respectively. The increase, as compared to 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services IV LLC on December 30, 1997. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently, the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the period ended March 31, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On April 23, 1998, the Court consolidated for discovery purposes this action with the action entitled "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et. al. On July 9, 1998, the Court denied the defendants' demurrer to dismiss the plaintiffs' second amended complaint. On July 28, 1998, defendants filed an answer to the second amended complaint.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the period ended March 31, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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




         August 12, 1998                  By: /S/Marc A. Meiches
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