Form 10-Q
period 1998-09-30
POLARIS AIRCRAFT INCOME FUND IV
filed 1998-11-16
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


                                    FORM 10-Q

                             ----------------------




            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

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






                       This document consists of 13 pages.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

          FORM 10-Q - For the Quarterly Period Ended September 30, 1998




                                      INDEX


Part I.       Financial Information                                         Page


         Item 1.      Financial Statements

              a)  Balance Sheets - September 30, 1998 and
                  December 31, 1997...........................................3

              b)  Statements of Operations - Three and Nine Months
                  Ended September 30, 1998 and 1997...........................4

              c)  Statements of Changes in Partners' Capital
                  (Deficit) - Year Ended December 31, 1997
                  and Nine Months Ended September 30, 1998....................5

              d)  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997...........................6

              e)  Notes to Financial Statements...............................7

         Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations...........8



Part II.      Other Information

         Item 1.      Legal Proceedings......................................11

         Item 6.      Exhibits and Reports on Form 8-K.......................11

         Signature    .......................................................12

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  1,851,733   $ 34,023,841

OTHER RECEIVABLES                                            250           --
                                                    ------------   ------------
                                                    $  1,851,983   $ 34,023,841
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $    206,891   $    190,967

ACCOUNTS PAYABLE AND ACCRUED
    LIABILITIES                                          309,373        325,984
                                                    ------------   ------------

        Total Liabilities                                516,264        516,951
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                    (7,744,007)    (4,825,310)
   Limited Partners, 499,954 and 499,964 units
      outstanding in 1998 and 1997, respectively       9,079,726     38,332,200
                                                    ------------   ------------

        Total Partners' Capital                        1,335,719     33,506,890
                                                    ------------   ------------

                                                    $  1,851,983   $ 34,023,841
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                             -------------            -------------
                                           1998         1997        1998         1997
                                           ----         ----        ----         ----

REVENUES:
   Rent from operating leases          $     --     $   94,889  $     --     $3,813,721
   Interest                                26,133      193,370     286,608      756,218
   Gain on sale of aircraft                  --        951,579        --        951,579
   Other                                     --        779,893        --        807,388
                                       ----------   ----------  ----------   ----------

           Total Revenues                  26,133    2,019,731     286,608    6,328,906
                                       ----------   ----------  ----------   ----------

EXPENSES:
   Depreciation and amortization             --          3,013        --      2,685,475
   Management fees to general partner        --           --          --        106,632
   Operating                               76,722       56,807     199,265      113,659
   Administration and other                57,421       84,269     249,548      277,562
                                       ----------   ----------  ----------   ----------

           Total Expenses                 134,143      144,089     448,813    3,183,328
                                       ----------   ----------  ----------   ----------

NET INCOME (LOSS)                      $ (108,010)  $1,875,642  $ (162,205)  $3,145,578
                                       ==========   ==========  ==========   ==========

NET INCOME ALLOCATED
   TO THE GENERAL PARTNER              $   24,792   $  885,108  $  282,120   $1,397,721
                                       ==========   ==========  ==========   ==========

NET INCOME (LOSS) ALLOCATED
   TOLIMITED PARTNERS                  $ (132,802)  $  990,534  $ (444,325)  $1,747,857
                                       ==========   ==========  ==========   ==========

NET INCOME (LOSS) PER
   LIMITED PARTNERSHIP UNIT            $    (0.27)  $     1.98  $    (0.89)  $     3.50
                                       ==========   ==========  ==========   ==========


        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)


                                          Year Ended December 31, 1997 and
                                        Nine Months Ended September 30, 1998
                                        ------------------------------------

                                        General        Limited
                                        Partner       Partners         Total
                                        -------       --------         -----

Balance, December 31, 1996           $ (3,975,366)  $ 52,044,872   $ 48,069,506

   Net income                             979,368      2,751,143      3,730,511

   Cash distributions to partners      (1,829,312)   (16,463,815)   (18,293,127)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (4,825,310)    38,332,200     33,506,890

   Net income (loss)                      282,120       (444,325)      (162,205)

   Capital redemptions (10 units)            --             (800)          (800)

   Cash distributions to partners      (3,200,817)   (28,807,349)   (32,008,166)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $ (7,744,007)  $  9,079,726   $  1,335,719
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1998           1997
                                                       ----           ----
OPERATING ACTIVITIES:
      Net income (loss)                           $   (162,205)  $  3,145,578
      Adjustments to reconcile net income (loss)
        to net cash provided by operating
        activities:
        Depreciation and amortization                     --        2,685,475
        Gain on sale of aircraft                          --         (951,579)
        Changes in operating assets and
           liabilities:
           Decrease (increase) in rent and other
             receivables                                  (250)         3,219
           Increase (decrease) in payable to
             affiliates                                 15,924         (2,949)
           Decrease in accounts payable
              and accrued liabilities                  (16,611)       (88,016)
           Decrease in lessee security deposits           --       (1,124,529)
           Decrease in maintenance reserves               --       (5,408,614)
                                                  ------------   ------------

              Net cash used in operating
                activities                            (163,142)    (1,741,415)
                                                  ------------   ------------

INVESTING ACTIVITIES:
      Proceeds from sale of aircraft                      --        4,940,755
      Payments to Purchaser related to sale of
        aircraft                                          --       (1,792,380)
      Principal payments on notes receivable              --        7,851,494
                                                  ------------   ------------

              Net cash provided by investing
                activities                                --       10,999,869
                                                  ------------   ------------

FINANCING ACTIVITIES:
      Capital redemptions                                 (800)          --
      Cash distributions to partners               (32,008,166)   (15,182,240)
                                                  ------------   ------------

              Net cash used in financing
                activities                         (32,008,966)   (15,182,240)
                                                  ------------   ------------

CHANGES IN CASH AND CASH
      EQUIVALENTS                                  (32,172,108)    (5,923,786)

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                           34,023,841     23,989,285
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                               $  1,851,733   $ 18,065,499
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


2.       Related Parties

Under the Limited Partnership Agreement, the Partnership paid or agreed to pay the following amounts for the current quarter to the general partner, Polaris Investment Management Corporation, in connection with services rendered or payments made on behalf of the Partnership:

                                           Payments for the
                                          Three Months Ended      Payable at
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------
Out-of-Pocket Administrative and Selling
     Expense Reimbursement                     $109,186           $ 36,772

Out-of-Pocket Operating and
     Remarketing Expense Reimbursement            5,302            170,119
                                               --------           --------

                                               $114,488           $206,891
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


Partnership Operations

The Partnership recorded a net loss of $108,010, or $0.27 per limited partnership unit for the three months ended September 30, 1998, compared to net income of $1,875,642, or $1.98 per limited partnership unit, for the same period in 1997. The Partnership recorded a net loss of $162,205, or $0.89 per limited partnership unit for the nine months ended September 30, 1998, compared to net income of $3,145,578, or $3.50 per limited partnership unit, for the same period in 1997.

The decline in operating results during the three and nine months ended September 30, 1998, as compared to the same periods in 1997, was primarily due to the sale of the Partnership's remaining aircraft in 1997. The Partnership recognized a gain on this sale of $951,579 during the third quarter of 1997. The variance in net income per limited partnership unit will differ from the variance of total net income from period to period due to the methods by which income or loss from operations and gain or loss on the sale of aircraft are allocated in accordance with the partnership agreement.

The Partnership also recognized as other revenue in the third quarter of 1997, excess maintenance reserves aggregating $779,893 that were previously paid to the Partnership by a former lessee for the aircraft that was sold to Triton in 1997.

Interest income decreased during the three months and nine months ended September 30, 1998, as compared to the same periods in 1997, primarily due to a decrease in the cash reserves in 1998. The decrease in the cash reserves resulted from cash distributions, as discussed in the liquidity section. Another factor contributing to the decrease in interest income was the absence of interest income on the deferred rent payments due from Continental that ended when the final payment was made in 1997.

Operating expenses increased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, primarily due to an increase in legal expenses related to the sale of the remaining aircraft, partially offset by the elimination of expenses related to insuring and maintaining those aircraft.

Administrative expenses decreased during the three and nine months ended September 30, 1998 as compared to the same periods in 1997, primarily due to a decrease in consulting expenses.


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

Cash Distributions - There were no cash distributions to limited partners during the three months ended September 30, 1998, compared to $8,664,376, or $17.33 per limited partnership unit, during the three months ended September 30, 1997. Cash distributions to limited partners during the nine months ended September 30, 1998 were $28,807,349, or $57.62 per limited partnership unit, compared to $13,664,016, or $27.33 per limited partnership unit for the nine months ended September 30, 1997. The increase in distributions during the nine months ended September 30, 1998, as compared to the same period in 1997, is due to the distribution of the proceeds received from the prepayment of a note due from Triton Aviation Services IV LLC on December 30, 1997. The Partnership is now in the process of winding up its business. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. Consequently, the timing and amount of future cash distributions, if any, are not yet known and will depend upon whether the Partnership's reserves exceed its actual expenses and contingencies in winding up and on the time required to complete the winding up process.


Impact of the Year 2000 Issue

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. As previously discussed, the Partnership is currently in the process of winding up its business and has no assets other than cash and cash equivalent securities held as reserves against the anticipated expenses of winding up and dissolution. Accordingly, the Partnership's exposure to the Year 2000 problem arises not in the context of its own operations, but rather in the context of the compliance or non-compliance by third-party vendors to the Partnership with their respective Year 2000 assessment and remediation obligations.

As discussed in prior filings with the Securities and Exchange Commission, the General Partner has engaged GE Capital Aviation Services, Inc. ("GECAS") to provide certain management services to the Partnership. Both the General Partner and GECAS are wholly-owned subsidiaries (either direct or indirect) of General Electric Capital Corporation ("GECC"). All of the Partnership's operational functions are handled either by the General Partner and GECAS or by third parties (as discussed in the following paragraphs), and the Partnership has no information systems of its own.

GECC and GECAS have undertaken a global effort to identify and mitigate Year 2000 issues in their information systems, products and services, facilities and suppliers as well as to assess the extent to which Year 2000 issues will impact their customers. Each business has a Year 2000 leader who oversees a multi-functional remediation project team responsible for applying a Six Sigma quality approach in four phases: (1) define/measure -- identify and inventory possible sources of Year 2000 issues; (2) analyze -- determine the nature and extent of Year 2000 issues and develop project plans to address those issues;
(3) improve -- execute project plans and perform a majority of the testing;  and
(4) control -- complete testing, continue monitoring readiness and complete necessary contingency plans. The progress of this program is monitored at each business, and company-wide reviews with senior management are conducted monthly. GECC and GECAS management plan to have completed the first three phases of the program for a substantial majority of mission-critical systems by the end of 1998 and to have nearly all significant information systems, products and services, facilities and suppliers in the control phase of the program by mid-1999.

Due to the limited nature of the Partnership's operations, the only third-party vendors to the Partnership are those providing the Partnership with services such as accounting, auditing, banking and investor services. GECAS intends to apply the same standards in determining the Year 2000 capabilities of the Partnership's third-party vendors as GECAS will apply with respect to its outside vendors pursuant to its internal Year 2000 program.

The scope of the global Year 2000 effort encompasses many thousands of applications and computer programs; products and services; facilities and facilities-related equipment; suppliers; and, customers. The Partnership, like all business operations, is also dependent on the Year 2000 readiness of infrastructure suppliers in areas such as utility, communications, transportation and other services. In this environment, there will likely be instances of failure that could cause disruption in business processes or that could affect vendors' ability to provide services without interruption. The likelihood and effects of failures in infrastructure systems, over which the Partnership has no control, cannot be estimated. However, aside from the impact of any such possible failures, the General Partner does not believe that occurrences of Year 2000 failures will have a material adverse effect on the financial position, results of operations or liquidity of the Partnership.

To date, the Partnership has not incurred any Year 2000 expenditures nor does it expect to incur any material costs in the future. However, the activities involved in the Year 2000 effort necessarily involve estimates and projections of activities and resources that will be required in the future. These estimates and projections could change as work progresses.

                           Part II. Other Information
                           --------------------------


Item 1.    Legal Proceedings

As discussed in Item 3 of Part I of Polaris Aircraft Income Fund IV's (the Partnership) 1997 Annual Report to the Securities and Exchange Commission (SEC) on Form 10-K (Form 10-K) and in Item 1 of Part II of the Partnership's Quarterly Report to the SEC on Form 10-Q (Form 10-Q) for the periods ended March 31, 1998 and June 30, 1998, there are a number of pending legal actions or proceedings involving the Partnership. Except as described below, there have been no material developments with respect to any such actions or proceedings during the period covered by this report.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, Accelerated High Yield Income Fund v. Polaris Investment Management Corporation, et al. The settlement is subject to final approval by the Court. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel is seeking reimbursement from the Partnership of an as yet to be determined amount of fees and expenses. A settlement notice setting forth the terms of the settlement will be mailed to the last known address of each unitholder of the Partnership by November 20, 1998. On November 10, 1998, the Court preliminarily approved the settlement. A hearing to determine whether the settlement should be finally approved by the Court is scheduled for December 22, 1998.

Other Proceedings - Item 10 in Part III of the Partnership's  1997 Form 10-K and
Item 1 in Part II of the Partnership's Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 discuss certain actions which have been filed against Polaris Investment Management Corporation and others in connection with the sale of interests in the Partnership and the management of the Partnership. The Partnership is not a party to these actions. There have been no material developments with respect to any of the actions described therein during the period covered by this report.


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





        November 16, 1998              By:   /S/Marc A. Meiches
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