Form 10-K405
period 1998-12-31
POLARIS AIRCRAFT INCOME FUND IV
filed 1999-03-29
CIK 818145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                                    ---------

           _X_  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

No formal market exists for the units of limited partnership interest and therefore there exists no aggregate market value at December 31, 1998.

                    Documents incorporated by reference: None

                       This document consists of 35 pages.

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

As more fully described in Item 7, the Partnership sold its remaining aircraft during 1997 and collected all remaining notes receivable. At December 31, 1998 the Partnership owned spare parts inventory (as discussed in Note 6). Polaris Investment Management Corporation, the General Partner (PIMC or the General
Partner), expects to complete the process of winding up the Partnership's business during April or May 1999. With the exception of reserves maintained for anticipated expenses and costs of winding up, all proceeds were distributed during 1997 and the first quarter of 1998. When the business of the Partnership has been completely wound up, the Partnership's remaining assets (consisting of cash balances less the costs and expenses of winding up) will be distributed to the Unit Holders and the Partnership will be dissolved and terminated.


Item 2.  Properties

During 1997, Polaris Aircraft Income Fund IV (PAIF-IV) sold its 13 remaining aircraft. At December 31, 1998 the Partnership owned spare parts inventory (as discussed in Note 6). Five McDonnell Douglas DC-9-30 leased to Continental, two Boeing 727-200 Advanced aircraft leased to ATA, two Boeing 737-200 Advanced aircraft leased to IAG, two Boeing 737-200 Advanced aircraft leased to TBG Airways and two Boeing 737-200 aircraft formerly leased to Viscount were sold to Triton Aviation Services IV LLC in 1997. Fourteen Boeing 727-100 Freighter aircraft were sold to Emery in 1993, five Boeing 727-200 aircraft were sold to Continental in 1994, and two Boeing 727-100 aircraft, that were transferred to the Partnership by ATA, were sold during 1994. One Boeing 727-100 Freighter, formerly leased to Emery, was declared a casualty loss due to an accident in 1991.


Item 3.  Legal Proceedings

Kepford, et al. v. Prudential Securities, et al. - On April 13, 1994, this action was filed in the District Court of Harris County, Texas against Polaris Investment Management Corporation, Polaris Securities Corporation, Polaris Holding Company, Polaris Aircraft Leasing Corporation, the Partnership, Polaris Aircraft Income Fund I, Polaris Aircraft Income Fund II, Polaris Aircraft Income Fund III, Polaris Aircraft Income Fund V, Polaris Aircraft Income Fund VI, General Electric Capital Corporation, Prudential Securities, Inc., Prudential Insurance Company of America and James J. Darr. The complaint alleges violations of the Texas Securities Act, the Texas Deceptive Trade Practices Act, sections 11 and 12 of the Securities Act of 1933, common law fraud, fraud in the inducement, negligent misrepresentation, negligence, breach of fiduciary duty and civil conspiracy arising from the defendants' alleged misrepresentation and failure to disclose material facts in connection with the sale of Limited
Partnership units in the Partnership and the other Polaris Aircraft Income Funds. Plaintiffs seek, among other things, an award of compensatory damages in an unspecified amount plus interest, and double and treble damages under the Texas Deceptive Trade Practices Act. The trial court has issued a revised scheduling order setting the trial date for this action for September 7, 1999.

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $256,841.

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

b)      Number of Security Holders:

                                                        Number of Record Holders
              Title of Class                             as of December 31, 1998
              --------------                            ------------------------

         Depository Units Representing Assignments
         of Limited Partnership Interests:                       15,957

         General Partnership Interest:                                1

c)       Dividends:

         The Partnership distributed cash to Unit Holders on a quarterly basis beginning December 1987. Cash distributions to Unit Holders during 1998 and 1997 totaled $28,807,349 and $16,463,815, respectively. Cash distributions per Limited Partnership unit were $57.62 and $32.93 during 1998 and 1997, respectively.

Item 6.  Selected Financial Data

                                                For the years ended December 31,
                                                --------------------------------

                                 1998           1997          1996           1995          1994
                                 ----           ----          ----           ----          ----
Revenues                    $    310,185   $  7,100,428  $ 12,216,480   $ 14,356,346  $  7,912,192

Net Income (Loss)               (222,943)     3,730,511   (18,445,792)     3,036,575    (8,058,577)

Net Income (Loss)
  allocated to Limited
  Partners                      (527,798)     2,751,143   (19,511,119)     1,756,425    (9,352,755)

Net Income (Loss) per
  Limited Partnership Unit         (1.06)          5.50        (39.03)          3.51        (18.71)

Cash Distributions per
  Limited Partnership
  Unit                             57.62          32.93         25.00          25.00         27.50

Amount of Cash
  Distributions Included
  Above Representing
  a Return of Capital on
  a Generally Accepted
  Accounting Principle
  Basis per Limited
  Partnership Unit                 57.62          32.93         25.00          25.00         27.50

Total Assets                   1,553,000     34,023,841    55,142,487     87,174,844    94,791,340

Partners' Capital              1,274,981     33,506,890    48,069,506     80,403,187    91,254,501

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


During 1997, Polaris Aircraft Income Fund IV (the Partnership) sold its remaining portfolio of 13 used commercial jet aircraft out of its original portfolio of 33 aircraft. At December 31, 1998 the Partnership owned spare parts inventory (as discussed in Note 6). The 13 aircraft sold consisted of: five DC-9-30 aircraft leased to Continental Airlines, Inc. (Continental); two Boeing 727-200 Advanced aircraft leased to American Trans Air, Inc. (ATA); two Boeing
737-200 Advanced aircraft leased to Independent Aviation Group Limited (IAG); two Boeing 737-200 Advanced aircraft leased to TBG Airways Limited (TBG Airways); and two Boeing 737-200 aircraft formerly leased to Viscount Air
Services, Inc. (Viscount) which filed for Chapter 11 bankruptcy protection in January 1996 as discussed below. Also discussed below under "Liquidity and Cash Distributions," Polaris Investment Management Corporation (PIMC, or the General Partner), expects to complete the process of winding up the Partnership's business during April or May 1999.


Partnership Operations

The Partnership reported a net loss of $222,943, or $1.06 per Limited Partnership unit for the year ended December 31, 1998, compared to net income of $3,730,511, or $5.50 per Limited Partnership unit in 1997 and a net loss of $18,445,792, or $39.03 per Limited Partnership unit in 1996. The net loss in 1998 was primarily due to the absence of rental revenue resulting from the sale of all the Partnership's remaining aircraft in 1997, as discussed above. The net income in 1997 was primarily the result of rental revenue, maintenance reserves taken into income and a gain on the sale of aircraft, combined with a significant decrease in expenses, including depreciation expense. The net loss in 1996 resulted primarily from adjustments to depreciation expense.

The Partnership reported decreases in rent from operating leases, management fees and depreciation expense during 1998, as compared to the same period in 1997, due to the sale of the remaining Aircraft to Triton. Decreases in the same categories during 1997, as compared to the same period in 1996, were also related to the Triton sale. As discussed in Note 4 to the financial statements, the Partnership did not recognize this transaction as a sale until September 30, 1997, at which time it recognized a gain on sale of $951,579.

The Partnership recognized as other revenue in 1997, maintenance reserves aggregating $779,893 that were previously paid to the Partnership by a former lessee for the aircraft that were sold to Triton in 1997.

Interest revenue decreased in 1998, primarily due to a decrease in cash reserves, which resulted from cash distributions, as discussed in the Liquidity section. Additionally, there was no interest income on the deferred rent payments due from Continental in 1998, as the final payment was made in 1997. Interest income increased during 1997, as compared to 1996, as a result of interest earned on the Promissory Note from Triton.

If the projected net income for each aircraft (projected rental revenue, net of management fees, less projected maintenance costs, if any, plus the estimated residual value) was less than the carrying value of the aircraft, the Partnership recognized the deficiency in the current year as increased depreciation expense. The Partnership recognized approximately $21.0 million of these deficiencies as increased depreciation expense in 1996. In 1996, the impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the

Partnership accepted an offer to purchase all of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying values pursuant to SFAS 121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership was deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represented the best estimates based on reasonable and supportable assumptions and projections.

The increased  depreciation  expense  reduced the aircraft's  carrying value and
reduced  the  amount  of  future  depreciation   expense  that  the  Partnership
recognized over the projected remaining economic life of the aircraft.

During 1996, the Partnership recorded an allowance for credit losses of $589,029 for outstanding receivables from Viscount. The Stipulation and Agreement provided that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and had written-off, during 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts, were recorded as revenue when received.


Liquidity and Cash Distributions

Cash distributions paid to Limited Partners totaled $28,807,349, $16,463,815, and $12,499,100, or $57.62, $32.93, and $25.00 per Limited Partnership unit in 1998, 1997 and 1996, respectively. With the exception of reserves maintained for anticipated expenses and costs of winding up, the Partnership distributed all of its available cash during 1997 and the first quarter of 1998. The General Partner expects to complete winding up the business of the Partnership during April or May 1999. When the business of the Partnership has been completely wound up, the Partnership's remaining assets (consisting of cash balances less the costs and expenses of winding up) will be distributed to the Unit Holders and the Partnership will be dissolved and terminated.


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

The General Partner's Decision to Approve the Transaction - In determining whether the transaction was in the best interests of the Partnership and its unit holders, the General Partner evaluated, among other things, the risks and significant expenses associated with continuing to own and remarket the Aircraft (many of which were subject to leases that were nearing expiration). The General Partner determined that such a strategy could require the Partnership to expend a significant portion of its cash reserves for remarketing and that there was a substantial risk that this strategy could result in the Partnership having to reduce or even suspend future cash distributions to Limited Partners. The General Partner concluded that the opportunity to sell the Aircraft at an attractive price would be beneficial in the present market where demand for Stage II aircraft is relatively strong rather than attempting to sell the aircraft "one-by-one" over the coming years when the demand for such Aircraft might be weaker. GE Capital Aviation Services, Inc. ("GECAS"), which provides aircraft marketing and management services to the General Partner, sought to obtain the best price and terms available for these Stage II aircraft given the aircraft market and the conditions and types of planes owned by the Partnership. Both the General Partner and GECAS approved the sale terms of the Aircraft as being in the best interest of the Partnership and its unit holders because both believe that this transaction will optimize the potential cash distributions to be paid to Limited Partners. To ensure that no better offer could be obtained, the terms of the transaction negotiated by GECAS included a "market-out" provision that permitted the Partnership to elect to accept an offer for all (but not less than all) of the assets to be sold by it to the Purchaser on terms which it deemed more favorable, with the ability of the Purchaser to match the offer or decline to match the offer and be entitled to be compensated in an amount equal to 1.5% of the Purchaser's proposed purchase price. The Partnership did not receive any other offers and, accordingly, the General Partner believes that a valid market check has occurred confirming that the terms of this transaction were the most beneficial that could have been obtained.

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


Ron Wallace Litigation Settlement

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Item 7, under the caption "Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $256,841, which is included in operating expenses.

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

The Stipulation and Agreement also provided that the Polaris Entities, GECAS and FSB would release any and all claims against Viscount, Viscount's bankruptcy estate, and the property of Viscount's bankruptcy estate, effective upon entry of a final non-appealable court order approving the Stipulation and Agreement. The Bankruptcy Court entered such an order approving the Stipulation and Agreement on October 23, 1996. As a result of the Stipulation and Agreement, all disputes between the Partnership and Viscount have been resolved and there is no further pending litigation with Viscount. Viscount has ceased operations and is currently considered to be administratively insolvent, meaning that it does not have sufficient funds to fully pay costs and expenses incurred after the commencement of the bankruptcy case, which costs and expenses have priority over general unsecured claims.

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

During 1996, the Partnership recorded an allowance for credit losses of $589,029 for outstanding receivables from Viscount. The Stipulation and Agreement provided that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and had written-off, during 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above), were recorded as revenue when received.

The Partnership sold the returned aircraft as part of the Triton transaction, as discussed in Note 4 to the financial statements.

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $16,000 and $265,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $77,557.

Item 8.  Financial Statements and Supplementary Data










                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership




              FINANCIAL STATEMENTS AS OF DECEMBER 31, 1998 AND 1997


            AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                TOGETHER WITH THE


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Polaris Aircraft Income Fund IV,
A California Limited Partnership:

We have audited the accompanying balance sheets of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Polaris Aircraft Income Fund IV, A California Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP




San Francisco, California,
    January 25, 1999

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                         1998           1997
                                                         ----           ----
ASSETS:

CASH AND CASH EQUIVALENTS                           $  1,552,750   $ 34,023,841

OTHER RECEIVABLES                                            250           --
                                                    ------------   ------------

                                                    $  1,553,000   $ 34,023,841
                                                    ============   ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT):

PAYABLE TO AFFILIATES                               $     14,656   $    190,967

ACCOUNTS PAYABLE AND ACCRUED
  LIABILITIES                                            263,363        325,984
                                                    ------------   ------------

       Total Liabilities                                 278,019        516,951
                                                    ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner                                     (7,721,272)    (4,825,310)
  Limited Partners, 499,954 and 499,964 units
     outstanding in 1998 and 1997                      8,996,253     38,332,200
                                                    ------------   ------------

       Total Partners' Capital                         1,274,981     33,506,890
                                                    ------------   ------------

                                                    $  1,553,000   $ 34,023,841
                                                    ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                           1998           1997          1996
                                           ----           ----          ----

REVENUES:
    Rent from operating leases        $       --     $  3,813,721  $ 10,796,685
    Interest                               310,185      1,527,740     1,388,557
    Gain on sale of aircraft                  --          951,579          --
    Other                                     --          807,388        31,238
                                      ------------   ------------  ------------

         Total Revenues                    310,185      7,100,428    12,216,480
                                      ------------   ------------  ------------

EXPENSES:
    Depreciation and amortization             --        2,685,475    28,985,919
    Management fees to General
      Partner                                 --          106,632       524,835
    Provision for credit losses               --             --         589,029
    Operating                              216,711        200,783       275,042
    Administration and other               316,417        377,027       287,447
                                      ------------   ------------  ------------

         Total Expenses                    533,128      3,369,917    30,662,272
                                      ------------   ------------  ------------

NET INCOME (LOSS)                     $   (222,943)  $  3,730,511  $(18,445,792)
                                      ============   ============  ============

NET INCOME ALLOCATED
    TO THE GENERAL PARTNER            $    304,855   $    979,368  $  1,065,327
                                      ============   ============  ============

NET INCOME (LOSS) ALLOCATED
    TO LIMITED PARTNERS               $   (527,798)  $  2,751,143  $(19,511,119)
                                      ============   ============  ============

NET INCOME (LOSS) PER LIMITED
    PARTNERSHIP UNIT                  $      (1.06)  $       5.50  $     (39.03)
                                      ============   ============  ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                        General        Limited
                                        Partner       Partners          Total
                                        -------       --------          -----


Balance, December 31, 1995           $ (3,651,904)  $ 84,055,091   $ 80,403,187

    Net income (loss)                   1,065,327    (19,511,119)   (18,445,792)

    Cash distributions to partners     (1,388,789)   (12,499,100)   (13,887,889)
                                     ------------   ------------   ------------

Balance, December 31, 1996             (3,975,366)    52,044,872     48,069,506

    Net income                            979,368      2,751,143      3,730,511

    Cash distributions to partners     (1,829,312)   (16,463,815)   (18,293,127)
                                     ------------   ------------   ------------

Balance, December 31, 1997             (4,825,310)    38,332,200     33,506,890

    Net income (loss)                     304,855       (527,798)      (222,943)

    Capital redemptions                      --             (800)          (800)

    Cash distributions to partners     (3,200,817)   (28,807,349)   (32,008,166)
                                     ------------   ------------   ------------

Balance, December 31, 1998           $ (7,721,272)  $  8,996,253   $  1,274,981
                                     ============   ============   ============

        The accompanying notes are an integral part of these statements.

                                    POLARIS AIRCRAFT INCOME FUND IV,
                                    A California Limited Partnership

                                        STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                1998           1997          1996
                                                                ----           ----          ----
OPERATING ACTIVITIES:
  Net income (loss)                                        $   (222,943)  $  3,730,511   $(18,445,792)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization                                 --        2,685,475     28,985,919
     Gain on sale of aircraft                                      --         (951,579)          --
     Provision for credit losses                                   --             --          589,029
     Changes in operating assets and liabilities:
       Decrease (increase) in rent and other
          receivables                                              (250)         3,219        250,559
       Increase (decrease) in payable to affiliates            (176,311)        26,369         70,411
       Increase (decrease) in accounts payable
          and accrued liabilities                               (62,621)      (177,128)       214,939
       Increase (decrease) in lessee security deposits             --       (1,124,529)            71
       Increase (decrease) in maintenance reserves                 --       (5,409,620)       398,403
       Decrease in deferred income                                 --             --         (382,500)
                                                           ------------   ------------   ------------

          Net cash provided by (used in) operating
          activities                                           (462,125)    (1,217,282)    11,681,039
                                                           ------------   ------------   ------------

INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                                   --        4,940,755           --
  Principal payments on notes receivable                           --       26,396,590      2,740,104
  Payments to Purchaser related to sale of aircraft                --       (1,792,380)          --
                                                           ------------   ------------   ------------

          Net cash provided by investing activities                --       29,544,965      2,740,104
                                                           ------------   ------------   ------------

FINANCING ACTIVITIES:
  Capital redemptions                                              (800)          --             --
  Cash distributions to partners                            (32,008,166)   (18,293,127)   (13,887,889)
                                                           ------------   ------------   ------------

          Net cash used in financing activities             (32,008,966)   (18,293,127)   (13,887,889)
                                                           ------------   ------------   ------------

CHANGES IN CASH AND CASH
  EQUIVALENTS                                               (32,471,091)    10,034,556        533,254
                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                          34,023,841     23,989,285     23,456,031
                                                           ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                              $  1,552,750   $ 34,023,841   $ 23,989,285
                                                           ============   ============   ============

        The accompanying notes are an integral part of these statements.

                        POLARIS AIRCRAFT INCOME FUND IV,
                        A California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per Limited Partnership unit is based on the Limited Partners' share of net income (loss), allocated in accordance with the Partnership Agreement, and the number of units outstanding of 499,954, 499,964 and 499,964 for the years ended December 31, 1998, 1997, and 1996, respectively.

Income Taxes - The Partnership files federal and state information income tax returns only. Taxable income or loss is reportable by the individual partners.

Receivables - The Partnership had recorded an allowance for credit losses for certain impaired notes and rents receivable as a result of uncertainties regarding their collection as discussed in Notes 6 and 7. The Partnership recognizes revenue on impaired notes only as payments are received.

                                               1998       1997
                                               ----       ----
      Allowance for credit losses,
         beginning of year                  $    --    $(167,722)
      Collections                                --      167,722
                                            ---------  ---------
      Allowance for credit losses,
         end of year                        $    --    $    --
                                            =========  =========


2.       Organization and the Partnership

The Partnership was formed on June 27, 1984 for the purpose of acquiring and leasing aircraft. The Partnership will terminate no later than December 2020. Upon organization, both the General Partner and the depositary contributed $500. The offering of depositary units (Units), representing assignments of Limited Partnership interest, terminated on September 15, 1988, at which time the Partnership had sold 500,000 units of $500, representing $250,000,000. All unit holders were admitted to the Partnership on or before September 15, 1988. During November 1988, 36 units were returned to the Partnership by an investor who did not meet the Investor Suitability Standards described in the Prospectus. During January 1998, 10 units were redeemed by the Partnership in accordance with
Section 18 of the Limited Partnership agreement. At December 31, 1998, there were 499,954 units outstanding, net of redemptions.

Polaris Investment Management Corporation (PIMC), the sole General Partner of the Partnership, supervises the day-to-day operations of the Partnership. PIMC is a wholly-owned subsidiary of Polaris Aircraft Leasing Corporation (PALC). Polaris Holding Company (PHC) is the parent company of PALC. General Electric Capital Corporation (GE Capital), an affiliate of General Electric Company, owns 100% of PHC's outstanding common stock. PIMC has entered into a services agreement dated as of July 1, 1994 with GE Capital Aviation Services, Inc. (GECAS). Allocations to related parties are described in Notes 8 and 9.


3.       Aircraft

During 1997, the Partnership sold all of its remaining aircraft from its original portfolio of 33 used commercial jet aircraft which were acquired and leased or sold as discussed below. At December 31, 1998 the Partnership owned spare parts inventory (as discussed in Note 6). Two aircraft were transferred from a lessee as discussed below. The aircraft leases were net operating leases, requiring the lessees to pay all operating expenses associated with the aircraft during the lease term. While the leases required the lessees to comply with Airworthiness Directives (ADs) which have been or may be issued by the Federal Aviation Administration and require compliance during the lease term, in certain of the leases the Partnership has agreed to share in the cost of compliance with ADs. In addition to basic rent, certain lessees were required to pay supplemental amounts based on flight hours or cycles into a maintenance reserve account, to be used for heavy maintenance of the engines or airframe. The leases generally stated a minimum acceptable return condition for which the lessee is liable under the terms of the lease agreement. In the event of a lessee default, these return conditions are not likely to be met.

As discussed in Note 1, the Partnership periodically reviewed the estimated realizability of the residual values at the projected end of each aircraft's economic life based on estimated residual values obtained from independent parties which provide current and future estimated aircraft values by aircraft type.

The Partnership recognized an impairment loss on aircraft held and used by the Partnership aggregating approximately $21.0 million, or $41.95 per Limited Partnership unit, as increased depreciation expense in 1996. The impairment loss was the result of several significant factors. As a result of industry and market changes, a more extensive review of the Partnership's aircraft was completed in the fourth quarter of 1996 which resulted in revised assumptions of future cash flows including reassessment of projected re-lease terms and potential future maintenance costs. As discussed in Note 4, the Partnership accepted an offer to purchase all of the Partnership's remaining aircraft subject to each aircraft's existing lease. This offer constituted an event that required the Partnership to review the aircraft carrying value pursuant to SFAS
121. In determining this additional impairment loss, the Partnership estimated the fair value of the aircraft based on the purchase price reflected in the offer, less the estimated costs and expenses of the proposed sale. The Partnership deemed to have an impairment loss to the extent that the carrying value exceeded the fair value. Management believes the assumptions related to fair value of impaired assets represents the best estimates based on reasonable and supportable assumptions and projections.


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

5.       Ron Wallace Litigation Settlement

Ron Wallace v. Polaris Investment Management Corporation, et al. - On or about June 18, 1997, a purported class action entitled Ron Wallace v. Polaris Investment Management Corporation, et al. was filed on behalf of the unitholders of Polaris Aircraft Income Funds II through VI in the Superior Court of the State of California, County of San Francisco. The complaint names each of Polaris Investment Management Corporation (PIMC), GE Capital Aviation Services, Inc. (GECAS), Polaris Aircraft Leasing Corporation, Polaris Holding Company, General Electric Capital Corporation, certain executives of PIMC and GECAS and John E. Flynn, a former PIMC executive, as defendants. The complaint alleges that defendants committed a breach of their fiduciary duties with respect to the Sale Transaction involving the Partnership as described in Note 4, under the caption "Sale of Aircraft to Triton." On September 2, 1997, an amended complaint was filed adding additional plaintiffs, and on December 18, 1997, the plaintiffs filed a second amended complaint asserting their claims derivatively.

On November 9, 1998, defendants, acting through their counsel, entered into a settlement agreement with plaintiffs and with the plaintiff in a related action, "Accelerated" High Yield Income Fund II, Ltd., L.P. v. Polaris Investment Management Corporation, et al. The settlement agreement does not provide for any payments to be made to the Partnership. Plaintiff's counsel sought reimbursement from the Partnership for its attorneys' fees and expenses. A settlement notice setting forth the terms of the settlement was mailed to the last known address of each unitholder of the Partnership on November 20, 1998. On December 24, 1998, the Court approved the terms of the settlement and approved plaintiffs' attorney's fees and expenses in the amount of $256,841, which is included in operating expenses.


6.       Viscount Restructuring Agreement and Default

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

During 1996, the Partnership recorded an allowance for credit losses of $589,029 for outstanding receivables from Viscount. The Stipulation and Agreement provides that, upon entry of a final non-appealable court order approving it, the Partnership would waive its pre- and post-petition claims against Viscount for all amounts due and unpaid. As a result, the Partnership considers all receivables from Viscount to be uncollectible and had written-off, during 1996, all notes, rents and interest receivable balances from Viscount. Payments received by the Partnership from the sale of the spare aircraft parts (as discussed above) were recorded as revenue when received.

The Partnership sold the returned aircraft as part of the Triton transaction described in Note 4.

As a result of Viscount's defaults and Chapter 11 bankruptcy filing, the Partnership had accrued legal costs of approximately $16,000 and $265,000, which are reflected in operating expense in the Partnership's 1997 and 1996 statement of operations, respectively. In 1998, the Partnership revised its estimate of legal costs and reduced the accrual for legal costs by $77,557.


7.       Continental Lease Modification

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

8.       Related Parties

Under the Partnership Agreement, the Partnership paid or agreed to pay the following amounts to PIMC and/or its affiliates in connection with services rendered:

         a. An aircraft management fee equal to 5% of gross rental revenues with respect to operating leases or 2% of gross rental revenues with respect to full payout leases of the Partnership, payable upon receipt of the rent, subordinated to receipt by unit holders of distributions equaling an 8% cumulative, non-compounded return on capital contributions, as defined in the Partnership Agreement. In 1998, 1997 and 1996, the Partnership paid management fees to PIMC of $-0-, $109,584, and $544,886, respectively. Management fees payable to PIMC at December 31, 1998 and 1997 were $-0-.

         b. Reimbursement of certain out-of-pocket expenses incurred in connection with the management of the Partnership and its assets. In 1998, 1997, and 1996, the Partnership reimbursed PIMC for services rendered or payments made on behalf of the Partnership of $528,808, $796,675, and $447,837, respectively. Reimbursements totaling $14,656 and $190,967 were payable to PIMC at December 31, 1998 and 1997, respectively.

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

         e. In the event that, immediately prior to the dissolution and termination of the Partnership, the General Partner shall have a deficit balance in its tax basis capital account, then the General Partner shall contribute in cash to the capital of the Partnership an amount which is equal to such deficit (see Note 9).


9.       Partners' Capital

The Partnership Agreement (the Agreement) stipulates different methods by which revenue, income and loss from operations and gain or loss on the sale of aircraft are to be allocated to the General Partner and the Limited Partners (see Note 8). Such allocations are made using income or loss calculated under GAAP for book purposes, which, as more fully described in Note 11, varies from income or loss calculated for tax purposes.

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

At December 31, 1998, the tax basis capital accounts of the General Partner and the Limited Partners were $44,535 and $1,230,447, respectively.


10.      Income Taxes

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1998 and 1997 are as follows:

                           Reported Amounts     Tax Basis         Net Difference
                           ----------------     ---------         --------------

1998:    Assets              $ 1,553,000       $ 1,553,000        $      -
         Liabilities             278,019           278,019               -

1997:    Assets              $34,023,841       $34,023,841        $      -
         Liabilities             516,951           516,951               -


11.      Reconciliation of Book Net Income (Loss) to Taxable Net Income (Loss)

The following is a reconciliation between net income (loss) per Limited Partnership unit reflected in the financial statements and the information provided to Limited Partners for federal income tax purposes:

                                                For the years ended December 31,

                                                     1998      1997    1996
                                                     ----      ----    ----

Book net income (loss) per Limited Partnership
   unit                                           $ (1.06)  $  5.50  $(39.03)
Adjustments for tax purposes represent
   differences between book and tax revenue
   and expenses:
     Rental and maintenance reserve revenue
        recognition                                   -        0.54     3.23
     Management fee expense                           -        0.02     0.14
     Depreciation                                     -        0.63    47.24
     Gain or loss on sale of aircraft                 -       (0.32)    -
     Capitalized costs                                -        2.74     1.83
     Interest income                                 0.62      3.13     -
     Other revenue and expense items                  -       (2.95)   (5.15)
                                                  --------  -------  -------

Taxable net income (loss) per Limited
   Partnership unit                               $ (0.44)  $  9.29  $  8.26
                                                  =======   =======  =======

The differences between net income and loss for book purposes and net income and loss for tax purposes resulted from the temporary differences of certain revenue and deductions.

For book purposes, rental revenue was generally recorded as it was earned. For tax purposes, certain temporary differences existed in the recognition of revenue. For tax purposes, management fee expense was accrued in the same year as the tax basis rental revenue. Increases in the Partnership's book maintenance reserve liability were recognized as rental revenue for tax purposes. Disbursements from the Partnership's book maintenance reserves were capitalized or expensed for tax purposes, as appropriate.

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

For tax purposes, a special allocation of gross income, which consisted of interest income, was made to Limited Partners in order to eliminate certain Limited Partner tax deficit balances in 1998.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Polaris Aircraft Income Fund IV, A California Limited Partnership (PAIF- IV or the Partnership) has no directors or officers. Polaris Holding Company (PHC) and its subsidiaries, including Polaris Aircraft Leasing Corporation (PALC) and Polaris Investment Management Corporation (PIMC), the General Partner of the Partnership (collectively Polaris), restructured their operations and businesses (the Polaris Restructuring) in 1994. In connection therewith, PIMC entered into a services agreement dated as of July 1, 1994 (the Services Agreement) with GE Capital Aviation Services, Inc. (GECAS), a Delaware corporation which is a wholly owned subsidiary of General Electric Capital Corporation, a New York corporation (GE Capital). GE Capital has been PHC's parent company since 1986. As subsidiaries of GE Capital, GECAS and PIMC are affiliates.

The officers and directors of PIMC are:

              Name                      PIMC  Title
         -------------              --------------------

         Eric M. Dull               President; Director
         Marc A. Meiches            Chief Financial Officer
         Barbara Macholl            Director
         Norman C. T. Liu           Vice President; Director
         Ray Warman                 Secretary
         Robert W. Dillon           Assistant Secretary

Substantially all of these management personnel will devote only such portion of their time to the business and affairs of PIMC as deemed necessary or appropriate.

Mr. Dull, 38, assumed the position of President and Director of PIMC effective January 1, 1997. Mr. Dull previously was a Director of PIMC from March 31, 1995 to July 31, 1995. Mr. Dull holds the position of Executive Vice President - Risk and Portfolio Management of GECAS, having previously held the positions of Executive Vice President - Portfolio Management and Senior Vice President - Underwriting Risk Management of GECAS. Prior to joining GECAS, Mr. Dull held various positions with Transportation and Industrial Funding Corporation (TIFC).

Mr. Meiches, 46, assumed the position of Chief Financial Officer of PIMC effective October 9, 1995. Previously, he held the position of Vice President of PIMC from October 1995 to October 1997. Mr. Meiches presently holds the positions of Executive Vice President and Chief Financial and Operating Officer of GECAS. Prior to joining GECAS, Mr. Meiches has been with General Electric Company (GE) and its subsidiaries since 1978. Since 1992, Mr. Meiches held the position of Vice President of the General Electric Capital Corporation Audit Staff. Between 1987 and 1992, Mr. Meiches held Manager of Finance positions for GE Re-entry Systems, GE Government Communications Systems and the GE Astro-Space Division.

Ms. Macholl, 45, assumed the position of Director of PIMC effective February 27, 1999. Ms. Macholl presently holds the position of Senior Vice President, Marketing Finance for GECAS. Prior to joining GECAS, Ms. Macholl has been with the General Electric Company (GE) and its subsidiaries since 1977. Ms. Macholl previously held the position of Vice President Finance for CBSI Inc., a wholly owned subsidiary of the General Electric Company. Ms. Macholl has also held various financial management positions for the GE Lighting business.

Mr. Liu, 41, assumed the position of Vice President of PIMC effective May 1, 1995 and Director of PIMC effective July 31, 1995. Mr. Liu presently holds the position of Executive Vice President - Marketing and Structured Finance of GECAS, having previously held the position of Executive Vice President - Capital Funding and Portfolio Management of GECAS. Prior to joining GECAS, Mr. Liu was with General Electric Capital Corporation for nine years. He has held management positions in corporate Business Development and in Syndications and Leasing for TIFC. Mr. Liu previously held the position of managing director of Kidder, Peabody & Co., Incorporated.

Mr. Warman, 50, assumed the position of Secretary of PIMC effective March 23, 1998. Mr. Warman has served as a GECAS Senior Vice President and Associate General Counsel since March 1996, and for 13 years theretofore was a partner, with an air-finance and corporate practice of the national law firm of Morgan, Lewis & Bockius LLP.

Mr. Dillon, 57, held the position of Vice President - Aviation Legal and Insurance Affairs, from April 1989 to October 1997. Previously, he served as General Counsel of PIMC and PALC effective January 1986. Effective July 1, 1994, Mr. Dillon assumed the position of Assistant Secretary of PIMC. Mr. Dillon presently holds the position of Senior Vice President and Managing Counsel of GECAS.

Certain Legal Proceedings:

On or around February 17, 1993, a civil action entitled Einhorn, et al. v. Polaris Public Income Funds, et al. was filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida against, among others, Polaris Investment Management Corporation and Polaris Depositary Company. The Partnership is not named as a defendant in this action. Plaintiffs seek class action certification on behalf of a class of investors in Polaris Aircraft Income Fund IV, Polaris Aircraft Income Fund V and Polaris Aircraft Income Fund VI who purchased their interests while residing in Florida. Plaintiffs allege the violation of Section 517.301, Florida Statutes, in connection with the offering and sale of units in such Polaris Aircraft Income Funds. Plaintiffs seek rescission or damages, in addition to interest, costs, and attorneys' fees. On May 7, 1993, the court granted the defendants' motion to stay this action, and subsequently this suit was dismissed.

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


Item 11. Executive Compensation

PAIF-IV has no directors or officers. PAIF-IV is managed by PIMC, the General Partner. In connection with management services provided, management and advisory fees of $-0- were paid to PIMC in 1998 in addition to a 10% interest in all cash distributions as described in Note 8 to the financial statements (Item
8).


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

2.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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


                                    POLARIS AIRCRAFT INCOME FUND IV,
                                    A California Limited Partnership
                                    (REGISTRANT)
                                    By:     Polaris Investment
                                            Management Corporation
                                            General Partner




           March 24, 1999                   By:  /S/ Eric M. Dull
           --------------                        -------------------------
                Date                             Eric M. Dull, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                            Date
      ---------                       -----                            ----

    /S/Eric M. Dull       President and Director of Polaris       March 24, 1999
    ---------------       Investment Management Corporation,      --------------
    (Eric M. Dull)        General Partner of the Registrant

    /S/Marc A. Meiches    Chief Financial Officer of Polaris      March 24, 1999
    ------------------    Investment Management Corporation,      --------------
    (Marc A. Meiches)     General Partner of the Registrant

    /S/Barbara Macholl    Director of Polaris Investment          March 24, 1999
    -------------------   Management Corporation, General         --------------
    (Barbara Macholl)     Partner of the Registrant

    /S/Norman C. T. Liu   Vice President and Director of          March 24, 1999
    -------------------   Polaris Investment Management           --------------
    (Norman C. T. Liu)    Corporation, General Partner
                          of the Registrant